Form 10QSB
period 2005-09-30
Robcor Properties Inc
filed 2005-11-08
CIK 1328003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from     to

                               File No. 333-126031

                             Robcor Properties, Inc.
                             -----------------------
                 (Name of small business issuer in our charter)

            Florida                             7011                 20-3215854
            -------                             ----                 ----------
(State or other jurisdiction of     (Primary Standard Industrial      IRS I.D.
 incorporation or organization)      Classification Code Number)

          3505 Castlegate Ct.
          Lexington KY                                             40502
         ----------------------------------------                ----------
         (Address of principal executive offices)                (Zip Code)

Registrant's telephone number: 859-268-6264

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,410,000 shares of common stock outstanding as of September 30, 2005.

     Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - Financial Information.................................................1
Item 1. Financial Statements...................................................1
Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................7
Item 3. Controls and Procedures...............................................10
PART II - OTHER INFORMATION...................................................10
Item 1. Legal Proceedings.....................................................10
Item 2. Changes in Securities.................................................11
Item 3. Defaults upon Senior Securities.......................................11
Item 4. Submission of Matters to a Vote of Security Holders...................11
Item 5. Other Information.....................................................11
Item 6. Exhibits..............................................................11

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Robcor's latest registration statement filed with the Commission on Form SB-2/A.

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                                  BALANCE SHEET
                               September 30, 2005
                                   (unaudited)

         ASSETS
Current Assets
  Cash                                                                $  21,152
                                                                      ---------
         Total current assets                                            21,152

Building, net of accumulated
  depreciation of $53,550                                               975,450
                                                                      ---------
         Total Assets                                                 $ 996,602
                                                                      =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                    $  44,455
    Mortgage payable - short term portion                                25,273
                                                                      ---------
         Total Current Liabilities                                       69,728

Long Term Liabilities
  Deposit payable                                                         4,500
  Mortgage payable - long term portion                                  844,201
                                                                      ---------
         Total Liabilities                                              918,429
                                                                      ---------
Stockholders' Equity
  Preferred stock; no par value, 20,000,000 shares
   authorized, none issued and outstanding                                   --
   Common stock; no par value, 1,000,000,000 shares
   authorized, 25,410,000 issued and outstanding                        126,788
  Accumulated deficit                                                   (48,615)
                                                                      ---------
         Total Stockholders' Equity                                      78,173
                                                                      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 996,602
                                                                      =========

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                            STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                           Nine Months                    Three Months
                                      2005            2004            2005            2004
                                  ------------    ------------    ------------    ------------
Rent revenue                      $     63,405    $      3,500    $     24,825    $      3,500
Rent revenue from related party             --          25,165              --           7,759
                                  ------------    ------------    ------------    ------------
Total revenue                           63,405          28,665          24,825          11,259
                                  ------------    ------------    ------------    ------------

General & administrative                46,465           2,403          16,828             129
Depreciation expense                    22,925          13,125           8,575           4,375
                                  ------------    ------------    ------------    ------------
Total expenses                          69,390          15,528          25,403           4,504
                                  ------------    ------------    ------------    ------------

   Net operating income (loss)          (5,985)         13,137            (578)          6,755

Interest expense                       (33,701)        (12,447)        (15,038)         (4,527)
                                  ------------    ------------    ------------    ------------
Net income (loss)                 $    (39,686)   $        690    $    (15,616)   $      2,228
                                  ============    ============    ============    ============

Basic and diluted net income
   (loss) per share               $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)

Weighted average
  shares outstanding                25,182,390      25,000,000      25,410,000      25,000,000

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                             STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                         2005           2004
                                                       ---------      ---------
Cash Flows From Operating Activities:
  Net loss                                             $ (39,686)     $     690
  Adjustments to reconcile net loss
    to net cash provided by operating
       activities:
    Depreciation                                          22,925         13,125
    Changes in:
         Accounts receivable                                  --          3,481
         Accounts payable                                 44,454             --

         Accrued interest                                     --         (1,945)
         Deposit payable                                   4,500             --
                                                       ---------      ---------
  Net Cash Provided By
         Operating Activities                             32,193         15,351
                                                       ---------      ---------
Cash Flows From Investing Activities:
    Purchase of building                                (504,000)            --
                                                       ---------      ---------
Cash Flows From Financing Activities:
  Proceeds from mortgage payable                         499,000        410,700
  Payments on mortgage payable                           (18,395)      (422,552)
  Net proceeds from the sale of common stock              19,500             --
  Contributed capital by owner                             1,511             39
  Common Stock reduced by stock issue costs               (8,695)            --
                                                       ---------      ---------
  Net Cash Provided By
     (Used In) Financing Activities                      492,921        (11,813)

                                                       ---------      ---------
Net change in cash                                        21,114          3,538
Cash at beginning of period                                   38             --
                                                       ---------      ---------
Cash at end of period                                  $  21,152      $   3,538
                                                       =========      =========

Supplemental Information:
         Interest paid                                 $  33,701      $  12,447
         Income taxes paid                                    --             --

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Robcor Properties, Inc. ("Robcor"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Robcor's latest registration statement filed with the SEC on Form SB-2/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2004, as reported in Form SB-2/A, have been omitted.

On May 6, 2005, Robcor LLC was incorporated in Florida and changed names to Robcor Properties, Inc. A share exchange occurred and all ownership and operations were transferred to Robcor. Robcor is authorized to issue 1,000,000,000 shares of no par value common stock and 20,000,000 shares of no par value preferred stock.

NOTE 2 - BUILDING PURCHASE AND MORTGAGE PAYABLE

During January 2005, Robcor borrowed $499,000 from Community Trust Bank to finance the purchase of a building. Monthly payments are $3,432 with a variable interest rate on the outstanding balance. The mortgage loan matures on March 9, 2008 with a balloon payment of the remaining principal balance. The mortgage is secured by the building, and any building improvements.

Robcor entered into an operating lease with the seller of the building whereby the seller will lease the building for three years for $4,500 per month. The monthly lease amount will be adjusted on an as needed basis depending on changes in the base prime lending rate. Each one-quarter point increase or decrease will result in an additional $75 or reduction of $75. However, the monthly lease amount will never be less than $4,500 per month and never more than $4,800 per month. Robcor will recognize revenue on this lease over the lease term as it becomes receivable according to the provisions of the lease. The portion of the lease payment that depends on the prime lending rate will be excluded from income until those factors are known.

The entire purchase price was allocated to the building because the lease acquired was below market value. Future minimum rentals under this non-cancelable operating lease, excluding tenant reimbursements of expenses are as follows:

         Year                 Minimum Rent
         ---------------------------------

         2005                    $ 45,000
         2006                      54,000
         2007                      54,000
         2008                       9,000
                                 --------
         Total                   $162,000
                                 ========

NOTE 3 - COMMON STOCK

During the quarter, Robcor received proceeds from the sale of 410,000 shares of common stock in May and June 2005 as follows: $20,500 and $1,000 of offering costs for net proceeds of $19,500.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview

Robcor Properties, Inc. through Robcor, LLC, owns two pieces of property, the IMM Building, 261 - 289 Bluesky Parkway, Lexington, KY and Skilton Paving & Construction building at 293 - 301 Bluesky Parkway, Lexington KY.

We derive all our revenues from these two properties. The tenants of our properties are required to pay all expenses. Thus, our income is derived from rents and our expenses are essentially related to debt payments.

Nine Months Ended September 30, 2005 and 2004

                                                            2005         2004
                                                          --------     --------

Rent revenue                                              $ 63,405     $  3,500
Rent revenue from related party                                 --       25,165
                                                          --------     --------
Total revenue                                               63,405       28,665

Our revenue increased due to the acquisition of
an additional property
                                                          --------     --------
General and administrative                                  46,465        2,403

This expense increased due to the acquisition of an additional property and professional expenses due to an audit

Depreciation expense                                        22,925       13,125
                                                          --------     --------

This expense increased due to the acquisition of an additional property

Accordingly, we had the following total expenses and net operating income (loss):

Total expenses                                              69,390       15,528
                                                          --------     --------
         Net operating income (loss)                        (5,985)      13,137


Interest expense                                           (33,701)     (12,447)

Our interest expense increased due to the
acquisition of an additional property.
                                                          --------     --------
Net(income)loss                                           $(39,686)    $    690
                                                          ========     ========

Based upon the foregoing, we had an increased loss in the nine month period ended September 30, 2005 compared to the nine month period ending September 30, 2004.

We anticipate our primary expense, interest expense to rise if interest rates rise, to stay constant if interest rates stay constant and to fall if interest rates fall as interest rates are adjusted monthly based upon the prime rate as defined in the mortgage notes. Our monthly rental is fixed on the IMM Building but varies with interest rate variations on the Skilton Paving Building. Our operating expenses should remain constant.

If our leases expire and the tenants are then current in their obligations, we anticipate we will renew the leases at the then prevailing market rates. If our leases expire and the tenants are not then current in their obligations, we anticipate we will secure new tenants with leases at the then prevailing market rates.

Although we have no current plans, arrangements or agreements to acquire additional industrial rental properties, if we find attractive industrial rental properties in the Lexington KY area, we may attempt to acquire them.

Liquidity and Capital Resources

The IMM property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $410,700. The mortgage note provides for monthly payments of principal and interest in the amount of $2,544, adjusted monthly based upon the prime rate as defined in the mortgage note, not to exceed 6.25% per annum. The monthly payments are based upon a 20 year amortization period. All unpaid principal and interest is due January 28, 2009. The mortgage note is personally guaranteed by our president and director Mike Heitz and his wife Viola Heitz.

The Skilton Paving property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $499,000. The mortgage note provides for monthly payments of principal and interest in the amount of $3,432.56, adjusted monthly based upon the prime rate as defined in the mortgage note. The monthly payments are based upon a 20 year amortization period. All unpaid principal and interest is due March 9, 2008. The mortgage note is personally guaranteed by our president and director Mike Heitz and his wife Viola Heitz.

Our current monthly rental received on each property is sufficient to pay the debt service on each property plus our operating expenses. We do not anticipate any additional borrowing in connection with these two properties in the future. We rely upon rental income to make payments on the mortgage debts on the properties. Based upon our knowledge and experience of the industrial rental real estate market in Lexington KY in general and in the area in which our properties are located specifically, we believe that the de minimus vacancy rate for comparable properties in the area in which our properties are located and the demand for these types of rental properties in that area specifically and in Lexington KY in general mitigates any concentration of credit risk associated with the sole tenant of each of our buildings. Any concentration of credit risk that may exist is further mitigated because ultimately the debts on these properties are personally guaranteed by our officer and director, Michael Heitz, and his wife. If the tenants do not pay rent and thereafter if Mr. Heitz is required to make payments under his guarantee on the related mortgage debt and fails to do so, the mortgage lender would have the right to foreclose on the property for which the debt was in default.

We are currently seeking and are engaged in discussions concerning various methods by which we could increase shareholder value through acquisitions or other similar transactions. An acquiree may wish to acquire all or a significant portion of management's stock in any such transaction. It is our current intent to continue our existing business for some period of time after such a transaction, if such a transaction occurs. We have no binding agreements, commitments or understandings concerning any such transaction as of November 7, 2005.

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number     Name and/or Identification of Exhibit

      3            Articles of Incorporation & By-Laws
                   (a) Articles of Incorporation of the Company.*
                   (b) By-Laws of the Company.*

     31            Certification

     32            Certification

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form SB-2, and amendments thereto, previously filed with the Commission.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Robcor Properties, Inc. (Registrant)

Date:  November 7, 2005

By: /s/ Michael Heitz
    -----------------
President and Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer