Form 10KSB
period 2005-12-31
Robcor Properties Inc
filed 2006-02-17
CIK 1328003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from___ to ________

File No. 333-126031

                             Robcor Properties, Inc.
                             -----------------------
                 (Name of small business issuer in our charter)

      Florida                                  7011                   20-3215854
      -------                                  ----                   ----------
(State or other jurisdiction of          (Primary Standard             IRS I.D.
incorporation or organization)      Industrial Classification
                                           Code Number)

3505 Castlegate Ct.
Lexington KY                                                  40502
------------------------------------------                 ----------
  (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number:  859-268-6264


Securities registered under Section 12(b) of the Act: NONE
                                                      ----

Securities registered under Section 12(g) of the Act:
Common Stock, no par value per share
------------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $88,305

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of February 6, 2006: None

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,410,000 as of February 6, 2006

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     No documents are incorporated by reference into this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

TABLE OF CONTENTS

Part I                                                                     5
Item 1. Description of Business                                            5
Item 2. Description of Property                                            7
Item 3. Legal Proceedings                                                  12
Item 4. Submission of Matters to a Vote of Security Holders                12

PART II                                                                    12
Item 5. Market for Common Equity and Related Stockholder Matters           12
Item 6. Management's Discussion and Analysis or Plan of Operation          14
Item 7. Financial Statements                                               17
Item 8. Changes In and Disagreements With Accountants on Accounting
and Financial Disclosure                                                   27

PART III                                                                   27
Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.                27
Item 10. Executive Compensation                                            28
Item 11. Security Ownership of Certain Beneficial Owners and Management    29
Item 12. Certain Relationships and Related Transactions                    30
Item 13. Exhibits and Reports on Form 8-K                                  31
Item 14. Controls and Procedures                                           31

Part I

Item 1. Description of Business.
Robcor Properties, Inc. is a Florida corporation formed on May 6, 2005 to acquire all the interests of Robcor, LLC, a Kentucky limited liability company. Robcor, LLC is now our wholly-owned subsidiary.

Under the exchange agreement, upon formation we issued 25,000,000 shares of our common stock to acquire all 100 member interests in Robcor, LLC.

Through Robcor, LLC, we own two pieces of property, the IMM Building, 261 - 289 Bluesky Parkway, Lexington, KY and Skilton Paving & Construction building at 293
- 301 Bluesky Parkway, Lexington KY.

Mr. Heitz is not currently actively looking for industrial or other investment properties, but he would consider any attractive real estate opportunity that he identified while engaged in his other business activities. His experience in real estate investment is as follows: Since 1978, he has purchased and sold 12 commercial properties.

The Area
--------

The greater Lexington KY area has a population of approximately 260,000. Residential growth has been concentrated toward the southeastern portion of the city. Industrial growth has been concentrated toward the northwestern portion of the city.

The neighborhood boundaries in which our properties are located are generally described as industrial and commercial development in the Blue Sky development south of an I-75 interchange located in the southeastern part of the city.

The neighborhood is comprised of a mixture of agricultural, residential, industrial, and commercial properties. The Blue Sky Industrial Park is the primary industrial sector of the neighborhood and has developed over the years beginning in the middle 1970's. Properties range in size from less than 5,000 square feet to over 25,000 square feet with a predominant building size of less than 10,000 square feet. The buildings range in age from new to over 25 years old and are predominantly owner occupied in nature. As a result of the extent of development within the park, there is a very limited supply of industrial land available for development.

Commercial properties are located along Athens-Boonesboro Road, or Highway 429, with heavy concentration along the intersection with Interstate 75. Property types include convenience stores, motels, and restaurants with recent new construction near I-75. There are also a few professional offices located along Athens Boonesboro Road in front of the industrial park.

Agricultural properties consist of small to large farms with a mixture of horse farms, livestock and crop producing properties. Farms bordering
Athens-Boonesboro Road are presently in transition from agricultural to commercial or residential uses.

Full utilities are available in the neighborhood including water, sanitary sewer, electricity, and natural gas. Sanitary Sewer service is self-contained in the Blue Sky Industrial Park. The topography of the area is level to gently rolling throughout this neighborhood area. The neighborhood is well served by adequate transportation routes including Interstate 75 and Athens-Boonesboro Road.

The IMM Building
----------------

This property is an office/warehouse containing 19,418 square feet of building area. According to the Fayette County Property Valuation Administration, the building was built in 1977. An addition was constructed in the 1990's. However, significant renovation occurred in 2003 with new ceilings in the office area, new lighting, updated bathrooms, new painting, and new heat and cooling for the warehouse area. Adjoining properties are other industrial properties.

The building is divided with office and shop space. There are two floors of offices containing 8,268 square feet. There are many private offices, restrooms, and conference rooms in the office area. There is 8,900 square feet of warehouse space. There is 2,250 square feet in the truck wash area. There is a 2,700 square foot mezzanine with some shop offices in this area.

According to the Fayette County public records, the property is currently owned by Robcor, LLC which purchased the property from BFI Waste Systems of North America, Inc. on March 28, 2003, for a stated consideration of $525,000. This transaction was an arm's-length transaction.

This property is currently leased to Industrial Machinery Services, LLC, a Kentucky limited liability company. The lease is for a term of 5 years, commencing September 1, 2004. The monthly rental is $3,500. There are no renewal provisions. The tenant has a right of first refusal to purchase the premises for a price of $800,000 if we intend to sell the property on or before September 2009.

This property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $410,700. The mortgage note provides for monthly payments of principal and interest in the amount of $2,544, adjusted monthly based upon the prime rate as defined in the mortgage note, not to exceed 6.25% per annum. The monthly payments are based upon a 20 year amortization period. All unpaid principal and interest is due January 28, 2009. The mortgage note is personally guaranteed by our president and director Mike Heitz and his wife Viola Heitz.

The Skilton Paving & Construction Building
------------------------------------------

This building is an office/warehouse containing 17,141 square feet of building area. According to the Fayette County Property Valuation Administration, the building was built in 1977. Additions were done in the late 1980's. Adjoining properties are other industrial properties.

The building is divided with office and shop space. The office is one to two floors. Of this, 5,858 square feet or 34% is office. There are many private offices, restrooms, and conference rooms in the office area. There are three 1/2-baths and a Jacuzzi tub. The remainder is warehouse space with most being 20 feet. It is clear span. There is 2,640 square feet of two-story space with 10' in each floor.

According to the Fayette County public records, the property is currently owned by Robcor, LLC which purchased the property from Skilton Paving & Construction Company, Inc. on March 9, 2005, for a stated consideration of $504,000. This transaction was an arm's-length transaction.

This property is currently leased to Skilton Construction, LLC, a Kentucky limited liability company and GKT Enterprises, LLC, a Kentucky limited liability company. The lease is for a term of 3 years commencing March 9, 2005. The monthly rent is based upon the prime lending rate as established by Community Trust Bank in Lexington KY on the twenty-fifth day of the preceding month. Commencing rent is based upon a rate of 5.25% at which the monthly rent is $4,500. For each one-quarter point increase in the rate, the rent increases $75 per month. For each one-quarter point decrease in the rate, the rent decreases $75 per month. However, the monthly rent shall never be less than $4,500 or more than $4,800. The tenant has a right of first refusal to purchase the premises upon the same terms and conditions as contained in a bonafide offer received by us. Tenant has 10 days from notice to exercise this right and closing must occur within 60 days of tenant's notice of intention to exercise this right.

This property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $499,000. The mortgage note provides for monthly payments of principal and interest in the amount of $3,432.56, adjusted monthly based upon the prime rate as defined in the mortgage note. There are no renewal provisions. The monthly payments are based upon a 20 year amortization period. All unpaid principal and interest is due March 9, 2008. The mortgage note is personally guaranteed by our president and director Mike Heitz and his wife Viola Heitz.

Employees
---------

We have one employee, our CEO and President, Mr. Heitz. He currently devotes approximately 5% of his time to our business and anticipates that during the next 12 months he will continue to devote approximately 5% of his time to our business.

Item 2. Description of Property.

We own two pieces of property, the IMM Building, 261 - 289 Bluesky Parkway, Lexington, KY and Skilton Paving & Construction building at 293 - 301 Bluesky Parkway, Lexington KY.

These properties are described in detail in "Business."

Competitive Conditions
----------------------

In the industrial park in which our properties are located, there are approximately 180 buildings, many of which are comparable to our properties charging comparable rent. As of the date of this prospectus, we believe only approximately two of these properties are not rented. However, in the case of an economic downturn in general, or in the Lexington KY area specifically, vacancy rates in competing properties could increase, which could make it more difficult for us to re-lease our current properties or to re-lease them at the current rental rate.

Insurance
---------

Under the leases, tenants are responsible for all insurance on the properties. We do not carry separate insurance.

Policies
--------

We do not intend further to renovate, improve, or develop our current properties.

We intend to acquire industrial properties primarily for possible capital gain rather than for rental income.

Our policy with respect to investments in real estate or interests in real estate is as follows: Mr. Heitz owns no other similar industrial properties. He has orally agreed that any industrial properties he locates for purchase will be purchased by us. We know of no reason this policy will be changes.

Other than our ownership of Robcor, LLC, we do not intend to invest in real estate mortgages or in securities of or interests in persons primarily engaged in real estate activities.

Operating Data
--------------

     (a) Occupancy rate expressed as a percentage for each of the last five years: There has been 100% occupancy of the two buildings for each of the last five years.

     (b) Number of tenants occupying ten percent or more of the rentable square footage and principal nature of business of such tenant: In 261-289 Blue Sky, International Machinery Services occupies more than ten percent of the rentable square footage. Its principal nature of business is moving heavy machinery. In 293-301 Blue Sky, Skilton Paving and Construction occupies more than ten percent of the rentable square footage. Its principal nature of business is paving roads.

     (c) The principal business carried on in 261-289 Blue Sky is moving heavy machinery and the principal business carried on in 293-301 Blue Sky is paving roads, particularly highways.

(d) 261-289 Blue Sky is currently leased to Industrial Machinery Services, LLC, a Kentucky limited liability company. The lease is for a term of 5 years, commencing September 1, 2004. The monthly rental is $3,500. There are no renewal provisions. The tenant has a right of first refusal to purchase the premises for a price of $800,000 if we intend to sell the property on or before September 2009. 293-301 Blue Sky is currently leased to Skilton Construction, LLC, a Kentucky limited liability company and GKT Enterprises, LLC, a Kentucky limited liability company. The lease is for a term of 3 years commencing March 9, 2005. The monthly rent is based upon the prime lending rate as established by Community Trust Bank in Lexington KY on the twenty-fifth day of the preceding month. Commencing rent is based upon a rate of 5.25% at which the monthly rent is $4,500. For each one-quarter point increase in the rate, the rent increases $75 per month. For each one-quarter point decrease in the rate, the rent decreases $75 per month. However, the monthly rent shall never be less than $4,500 or more than $4,800. The tenant has a right of first refusal to purchase the premises upon the same terms and conditions as contained in a bonafide offer received by us. Tenant has 10 days from notice to exercise this right and closing must occur within 60 days of tenant's notice of intention to exercise this right.

     (d) The average effective annual rental per square foot or unit for each of the last five years prior to the date of filing: The average effective annual rental per square foot is $2.16 per foot at 289 Blue Sky Parkway. The average effective annual rental per square foot is $3.33 for 301 Blue Sky Parkway.

     (e) Schedule of the lease expirations for each of the ten years starting with the year in which the registration statement is filed, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases, and (iv) the percentage of gross annual rental represented by such leases:

          i. 289 Blue Sky Parkway is expiring on August 31, 2009 for the sole tenant.
          301 Blue Sky Parkway is expiring on March 8, 2008 for the sole tenant.

          ii. The total number of square feet for 289 Blue Sky is 18,000. The total number of square feet for 301 Blue Sky is 15,000.

          iii. The annual rental for 289 Blue Sky is $42,000, and the annual rent for 301 is between $54,000 and $57,600 based on the prime lending rate.

Each of the properties and components thereof upon which depreciation is taken, setting forth the (i)The federal tax depreciation basis on both properties is the cost of the property less land. The tax basis for 289 Blue Sky is 325,200 and the tax basis for 301 Blue Sky is 453,600. (ii) The rate of depreciation for both properties is 2.564% per year, (iii) The depreciation method used on both properties is straight line. (iv)The life claimed with respect to such property or component thereof for purposes of depreciation is 39 years.


The following schedule presents unaudited estimated taxable operating results before dividends paid deduction for Industrial Building Properties for which Robcor had acquired as of March 31, 2005. The statement presents unaudited estimated taxable operating results for Industrial Building Properties as if the Properties (i) had been acquired the earlier of (a) the actual date acquired by Robcor or (b) January 1, 2005 and (ii) and been operational during the period January 1, 2005 through December 31, 2005. The schedule should be read in light of the accompanying footnotes.

These estimates do not purport to present actual or expected operations of Robcor for any period in the future. The estimates were prepared on the basis described in the accompanying notes which should be read in conjunction herewith.


                                                                 Industrial
                                                                  Building
                                                                Portfolio One
                                                               Properties (1)
                                                               ----------------
Estimated Taxable Operating Results Before
Dividends Paid Deduction:
--------------------------------------------------------------------------------
Rental Income                                                  $        99,080
--------------------------------------------------------------------------------
Property Operating Expenses (2)                                             (0)
--------------------------------------------------------------------------------
Real Estate Taxes (2)                                                       (0)
--------------------------------------------------------------------------------
Interest Expense (5), (6)                                              (55,198)
--------------------------------------------------------------------------------
General and Administrative Expenses                                    (63,484)
                                                               ----------------
--------------------------------------------------------------------------------
Estimated Cash Available from Operations                              (19,602)
--------------------------------------------------------------------------------
Depreciation and Amortization Expense (4)                              (20,454)
                                                               ----------------
--------------------------------------------------------------------------------
Estimated Taxable Operating Results Before                     $      (40,056)
Dividends Paid Deduction
                                                               ----------------

(1) The 289 Blue Sky and 301 Blue Sky Properties are hereinafter referred to as "Industrial Building Portfolio."

(2) The Industrial Buildings are leased on a "gross" basis for three to five years. The tenants are responsible for property taxes, government assessments and insurance. The two Industrial Buildings have a total of two tenants and the buildings are managed by Robcor.


(4) The federal income tax basis of the depreciable portion of the Industrial Building Portfolio is $797,700 for buildings. Buildings are depreciated using the straight-line method over 39 years.

(5) In connection with the acquisition of the 289 Blue Sky Property, Robcor borrowed $410,700 from a commercial lender. The loan bears interest at a variable rate and requires principal and interest payments until maturity on January 28, 2009.


(6) In connection with the acquisition of the 301 Blue Sky Property, Robcor borrowed $499,000 from a commercial lender. The loan bears interest at a variable interest rate and requires principal and interest payments until maturity on March 9, 2008.


     (f) The realty tax rate, annual realty taxes and estimated taxes on any proposed improvements: This information is not relevant in that the realty tax is paid by the tenants based on the triple-net lease agreements on both properties. However, for the year 2005: IMM building is taxed based upon appraised value for tax purposes of $525,000.00 at the tax rate of .8405 for $4,413.63 a year and Skilton building is taxed based upon appraised value for tax purposes of $504,000.00 at the tax rate of .8405 for $4,236.12 a year. No improvements are proposed.

     All insurance is carried by the tenants. In the opinion of the management of the registrant the properties are adequately covered by insurance.

      Executive Offices
      -----------------

      Our executive offices are located in the home of our president and are provided to us at no cost.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Options, Warrants, Convertible Securities
-----------------------------------------

There are no options, warrants or convertible securities outstanding.

Penny Stock Considerations
--------------------------

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

     o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

     o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

     o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

     o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

OTC Bulletin Board Qualification for Quotation
----------------------------------------------

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. We have been issued a trading symbol - ROBP - but no trading has yet commenced.

Sales of our common stock under Rule 144.
-----------------------------------------

As of December 31, 2005, there are 410,000 shares of our common stock held by non-affiliates and 25,000,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. We have registered 410,000 of these shares in a registration statement. No Shares have been sold pursuant to Rule 144 of the Securities Act of 1933; and as of December 31, 2005, there are no shares held by affiliates eligible for resale under 144.

As our registration statement was declared effective, the shares of our common stock being offered by our selling shareholders are freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our "affiliates," which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

In addition to the shares available for resale under our registration statement, as a result of the provisions of Rule 144, all restricted securities could be available for sale in a public market, if developed, beginning May, 2006, The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing prices for our securities.

Holders
-------

As of the date of this filing, we had approximately 42 shareholders of record of our common stock.

Dividends
---------

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Item 6. Management's Discussion and Analysis or Plan of Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors." The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

Overview
--------

Robcor Properties, Inc. through Robcor, LLC, owns two pieces of property, the IMM Building, 261 - 289 Bluesky Parkway, Lexington, KY and Skilton Paving & Construction building at 293 - 301 Bluesky Parkway, Lexington KY.

We derived all our revenues from these two properties. The tenants of our properties are required to pay all expenses. Thus, our income is derived from rents and our expenses are essentially related to debt payments.

Years Ended December 31, 2005 and 2004

                                               2005          2004
                                          -----------   ------------

Rent revenue                              $    88,305    $    14,000
Rent revenue from related party                               28,646
                                          -----------   ------------
Total revenue                                  88,305         42,646
                                          -----------   ------------

Our revenue increased due to the fact we purchased another rental property in 2005.

General and administrative                     63,484          5,718

This expense increased due to professional expenses .

Depreciation expense                           31,500         17,500
                                          -----------   ------------
This expense increased due to the fact we acquired additional property in 2005.

Accordingly, we had the following total expenses and net operating income:

Total expenses                                 94,984         23,218
                                          ------------   -----------
         Net operating income (loss)           (6,679)        19,428

Our interest expense increased as follows due to the fact we acquired additional rental property in 2005.

Interest expense                                47,254        19,325
                                          ------------   -----------

Based upon the foregoing, we had a loss in fiscal year 2005 compared to a gain in fiscal year 2004, as follows:

Net income (loss)                         $   (53,933)   $       103
                                          ============   ============


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

Although we have no current plans, arrangements or agreements to acquire additional industrial rental properties, if we find attractive industrial rental properties in the Lexington KY area, we may attempt to acquire them. As we will be a public company, we anticipate being able to use some of our common stock in connection with these acquisitions.

Liquidity and Capital Resources
-------------------------------

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

Our accountants have stated that we have suffered losses from the current period and have negative working capital which raises substantial doubt about our ability to continue as a going concern. Management plans to infuse capital as needed until a positive cash flow is achieved by reducing operating costs.

We are currently seeking and are engaged in discussions concerning various methods by which we could increase shareholder value through acquisitions or other similar transactions. An acquiree may wish to acquire all or a significant portion of management's stock in any such transaction. It is our current intent to continue our existing business for some period of time after such a transaction, if such a transaction occurs. However, we may choose not to do so, depending upon negotiations with third parties concerning the transaction. In the fourth quarter of 2005 and the first quarter of 2006, we engaged in oral discussions with three parties indicating an interest in entering into such a transaction. The first party failed to deposit the required funds in escrow with their law firm and we do not intend to further pursue such transaction. The second party indicated they had no interest in pursuing the transaction unless our shares had actually traded on the over-the-counter bulletin board, which they have not. If and when our securities have actually traded on the over-the-counter bulletin board, we may resume discussions with such party. There has been no written proposal with respect to the third party. Nothing was ever reduced to writing concerning any of these transactions. We have no binding written or oral agreements, commitments or understandings concerning any such transaction as of December 31, 2005.

Item 7. Financial Statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Robcor Properties, Inc.
   Lexington, Kentucky

We have audited the accompanying balance sheet of Robcor Properties, Inc. as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of Robcor Properties, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robcor Properties, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Robcor Properties, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Robcor Properties, Inc. has suffered losses in the current period from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 3, 2006

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                                  BALANCE SHEET
                                December 31, 2005


                                     ASSETS
Current Assets
  Cash                                                                $   6,261
                                                                      ---------
         Total current assets                                             6,261

Buildings, net of accumulated
  depreciation of $62,125                                               966,875
                                                                      ---------
         Total Assets                                                 $ 973,136
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                    $  42,480
  Mortgage payable - short term portion                                  25,119
                                                                      ---------
         Total Current Liabilities                                       67,599

Long Term Liabilities
  Deposit payable                                                         4,500
  Mortgage payable - long term portion                                  837,111
                                                                      ---------
         Total Liabilities                                              909,210
                                                                      ---------
Stockholders' Equity
  Preferred stock; no par value, 20,000,000 shares
  authorized, none issued and outstanding                                    --
  Common stock; no par value, 1,000,000,000 shares
   authorized, 25,410,000 issued and outstanding                        126,787
  Accumulated deficit                                                   (62,861)
                                                                      ---------
         Total Stockholders' Equity                                      63,926
                                                                      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 973,136
                                                                      =========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                            STATEMENTS OF OPERATIONS
                      Year Ended December 31, 2005 and 2004


                                                  2005                  2004
                                              ------------          ------------

Rent revenue                                  $     88,305          $     14,000
Rent revenue from related party                         --                28,646
                                              ------------          ------------
Total revenue                                       88,305                42,646
                                              ------------          ------------

General & administrative                            63,484                 5,718
Depreciation expense                                31,500                17,500
                                              ------------          ------------
Total expenses                                      94,984                23,218
                                              ------------          ------------

   Net operating income (loss)                      (6,679)               19,428

Interest expense                                    47,254                19,325
                                              ------------          ------------
Net income (loss)                             $    (53,933)         $        103
                                              ============          ============


Basic and diluted net income
   (loss) per share                           $      (0.00)         $       0.00

Weighted average
  shares outstanding                            25,240,384            25,000,000


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      Year Ended December 31, 2005 and 2004

                                    Common Stock                   Partners'           Accumulated
                            Shares                  $               Capital               Deficit              Total
                           ----------          ----------          ----------           ----------           ----------
Balances at
December 31, 2003                  --                  --             114,472               (9,031)             105,441

Net Loss                           --                  --                  --                  103                  103
                           ----------          ----------          ----------           ----------           ----------
Balances at
December 31, 2004                  --                  --             114,472               (8,928)             105,544

Stock exchange             25,000,000             114,472            (114,472)                  --
Stock issued                  410,000              12,315                  --                   --               12,315

Net loss                           --                  --                  --              (53,933)             (53,933)
                           ----------          ----------          ----------           ----------           ----------
Balances at
December 31, 2005          25,410,000          $  126,787          $       --           $  (62,861)          $   63,926
                           ==========          ==========          ==========           ==========           ==========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                             STATEMENTS OF CASH FLOW
                      Year ended December 31, 2005 and 2004


                                                          2005          2004
                                                      ---------       ---------
Cash Flows From Operating Activities:
  Net loss                                            $ (53,933)      $     103
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation                                         31,500          17,500
    Changes in:
      Accounts receivable                                    --           3,481
      Accounts payable                                   42,480              --

      Accrued interest                                       --          (1,945)
      Deposit payable                                     4,500              --
                                                      ---------       ---------
  Net Cash Provided By
      Operating Activities                               24,547          19,139
                                                      ---------       ---------
Cash Flows From Investing Activities:
    Purchase of building                               (504,000)             --
                                                      ---------       ---------
Cash Flows From Financing Activities:
  Proceeds from mortgage payable                        499,000         410,700
  Payments on mortgage payable                          (25,639)       (429,801)
  Net proceeds from the sale of common stock             19,500              --
  Contributed capital by owner                            1,510              --
  Common Stock reduced by stock issue costs              (8,695)             --
                                                      ---------       ---------
  Net Cash Provided By
      (Used In) Financing Activities                    485,676         (19,101)

                                                      ---------       ---------
Net change in cash                                        6,223              38
Cash at beginning of period                                  38              --
                                                      ---------       ---------
Cash at end of period                                 $   6,261       $      38
                                                      =========       =========

Supplemental Information:
      Interest paid                                   $  48,948       $  21,270
      Income taxes paid                                      --              --

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             ROBCOR PROPERTIES, INC
                         (formerly known as Robcor, LLC)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES


Nature of business. Robcor Properties, Inc ("Robcor") was organized in Florida on May 6, 2005 as a corporation. Robcor was previously known as Robcor, LLC, a limited liability company Robcor, LLC was organized in Kentucky on December 18, 2002. A share exchange occurred and all ownership and operations were transferred to Robcor. Robcor is authorized to issue 1,000,000,000 shares of no par value common stock and 20,000,000 shares of no par value preferred stock. Robcor's articles of organization do not specify a termination date. Robcor owns and operates rental real estate in Lexington, Kentucky.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows,considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2005, cash only consisted of monies held in checking accounts.

Rental income is derived from operating leases and recognized on the straight-line method of accounting required by GAAP under which contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as Deferred Rent Receivable on the balance sheet.

Rental revenue is affected if existing tenants terminate or amend their leases. Robcor tries to identify tenants who may be likely to declare bankruptcy, cease operations or otherwise terminate leases prior to the end of the lease term. By anticipating these events in advance, Robcor expects to take steps to minimize their impact on Robcor's reported results of operations through lease renegotiations and other appropriate measures. Reserves against Deferred Rent Receivable are estimated by management based on known financial conditions of tenants and management's estimate of net realizeability of such receivables based on existing or expected negotiations with tenants. Robcor's judgments and estimations about tenants' capacity to continue to meet their lease obligations will affect the rental revenue recognized. To date, there have been no actual reductions in revenue as a result of early terminations or the tenants' inability to pay.

Lease termination fees are recognized in other income when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. These fees are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. To date, there have been no lease terminations.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. Robcor considers the rent receivable to be fully collectible; accordingly, no allowance of doubtful accounts was required as of December 31, 2005.
Real estate assets are stated at cost. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred.

The purchase price allocation for property acquisitions is determined in accordance with the following principles under SFAS No. 141, "Business Combinations":

The fair value of the tangible assets of an acquired property, which includes land, building and building/tenant improvements, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on management's determination of the relative fair values of these assets. Factors considered by management in performing these analyses include certain costs during the lease-up periods considering current market conditions and costs to execute similar leases. These costs include estimates of lost rental revenue, leasing commissions, and tenant improvements.

In allocating the fair value of the identified intangible assets of the acquired property, above-market in-place lease value is recorded based on the present value, using an interest rate which reflects the risks associated with the lease acquired, of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable lease term. There was no capitalized above-market lease value included in real estate related intangible assets in the accompanying December 31, 2005 balance sheet. Capitalized above market lease value would be amortized as an offset to rental revenue from real estate over the remaining non-cancelable lease term. The value of in-place leases, exclusive of the value of above-market in-place lease, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is thirty years for the building.

Impairment of Long-Lived Assets. Robcor reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Robcor assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Income taxes. Robcor recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Robcor provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net income (loss) per share. Basic and diluted net income
(loss) per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted income(loss) per share are the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. Robcor does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Robcor's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

During the current period, Robcor Properties, Inc. has incurred a loss of $53,933 and has a negative working capital of $61,338 at December 31, 2005. Management plans to infuse capital as needed until a positive cash flow is achieved by reducing operating costs.


NOTE 3 - MORTGAGE LOAN PAYABLE

The bank mortgage loan payables are collateralized by the building, and any building improvements, owned by Robcor, with the terms as follows:

                                                                                   2005                    2004
                                                                                  ---------            ---------
Central Bank, FSB
-----------------
     Borrowed on March 28, 2003, monthly payments of $3,481, consisting of interest, computed at 5.6% of the outstanding balance, and principal payments under a 15-year mortgage schedule; This loan was repaid
     in January 2004.                                                           $         -           $        -

Community Trust Bank
--------------------
     Borrowed on January 28,2004, monthly payments of $2,650, consisting of interest, computed at 4.74% of the outstanding balance; The mortgage loan matures on January 28, 2009 with a
     balloon payment of $330,008.                                                   370,291              388,869

Community Trust Bank
--------------------
     Borrowed on March 9, 2005, monthly payments of $3,432, consisting of interest, computed at a variable interest rate of the outstanding balance; The mortgage loan matures on March 9, 2008 with a balloon payment on the remaining principal
     balance.                                                                       491,939
-        -                                                                        ---------             ---------
Total                                                                             $ 862,230             $ 308,869
                                                                                  =========             =========

Aggregate principal payments due at December 31, 2005 under all mortgages through maturity dates are:

                           2006                     $ 25,119
                           2007                       28,044
                           2008                      500,820
                           2009                      308,247
                                                  ----------
                           Total                    $862,230
                                                  ==========

NOTE 4 - BUILDINGS

Robcor owns two buildings in Lexington, Kentucky. The first building, 261 - 289 Bluesky Parkway was acquired on March 28, 2003 for $525,000. The property was originally subject to a mortgage with Central Bank FSB which was paid in full in January 2004. The property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $410,700.

The second building, 293 - 301 Bluesky Parkway, was acquired March 9, 2005 for $504,000. The property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $499,000.

The buildings are stated at acquisition cost and are depreciated on a straight-line basis over a period of 30 years.

Depreciation expense for the year ended December 31, 2005 and 2004 was $31,500 and $17,500, respectively.

NOTE 5 - INCOME TAXES

Robcor uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005, Robcor incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $63,000 at December 31, 2005, and will expire in the years 2023 to 2025.

At December 31, 2005, deferred tax assets consisted of the following:

         Deferred tax assets                           $    21,000
           Less: valuation allowance                       (21,000)
                                                      -------------
         Net deferred tax asset                       $          -
                                                      =============

NOTE 6- RELATED PARTY TRANSACTIONS

During 2005 and 2004, a company controlled by Robcor's members provided 0% and 67%, respectively, of total revenue.


NOTE 7 - FUTURE MINIMUM RENTS

As of December 31, 2005, Robcor owned two properties that were leased to two tenants under a net operating lease with initial terms extending to the year 2009 for $3,500 and $4,500 to $4,800 per month depending on changes in the base prime lending rate. Generally, the lease grants the tenant renewal options. Future minimum rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses are as follows:

         Year                 Minimum Rent
         ---------------------------------

         2006                    $ 96,000
         2007                      96,000
         2008                      96,000
         2009                      96,000
         Thereafter                     0
                                 --------
         Total                   $384,000
                                 ========

Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

--------------------------------------------------------------------------------
     Name                           Age             Position
--------------------------------------------------------------------------------
Michael E. Heitz                       54      CEO, President and director
----------------------------------- ---------- ---------------------------------

Mr. Michael Heitz joined us at inception in May, 2005. He was a manager of our predecessor, Robcor LLC since December 2002. From October 2002 to September 2004, he was president of International Machine Movers, Inc., an industrial moving firm. From April 1996 to date, he has been a self-employed business consultant assisting in strategic business planning. He has a B.A. from West Virginia University in 1998.

Our bylaws provide that the board of directors shall consist of a minimum of one member until changed by amendment to the applicable section of the bylaws, adopted by the majority of the voting power of the corporation. There is currently only one director.

Mr. Heitz owns no other similar industrial properties. He has orally agreed that any industrial properties he locates for purchase will be purchased by us. We know of no reason this policy will be changes.

Legal Proceedings
-----------------

No officer, director, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Family Relationships
--------------------

There are no family relationships among our officer, director, or persons nominated for or anticipated to assume such positions.

Section 16(a) of the Securities Exchange Act of 1934, as amended
----------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation.

Compensation Agreements
-----------------------

We do not have an employment contract with our chief executive officer. Our chief executive officer serves without pay and has waived payment for prior services rendered.

Board Compensation
------------------

Members of our Board of Directors do not receive compensation for their services as Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 3505 Castlegate Ct., Lexington KY 40502.

------------------------------------- -------------------- -------------------
Shareholders                          # of Shares          Percentage
------------------------------------- -------------------- -------------------
Michael E. Heitz [1]                  25,000,000           98
------------------------------------- -------------------- -------------------
All directors and named executive     25,000,000           98
officers as a group 1 persons] [1]
------------------------------------- -------------------- -------------------

[1] The shares are owned by Mr. Heitz and his wife as joint tenants.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 25,410,000 shares of common stock outstanding as of December 31, 2005.

Item 12. Certain Relationships and Related Transactions.

Robcor Properties, Inc. is a Florida corporation formed on May 6, 2005 to acquire all the interests of Robcor, LLC, a Kentucky limited liability company through a May 2005 exchange of our shares for member interests in Robcor, LLC. Under the exchange agreement, we issued 25,000,000 shares of our common stock to acquire all 100 member interests in Robcor, LLC. The 100 member interests were owned equally by Michael Heitz and his wife. We valued these shares based upon the net equity after debt of properties owned by Robcor LLC at time of purchase. We valued these shares based upon the net equity after debt of properties owned by Robcor LLC at time of purchase. We also valued the shares based upon the time and effort Mr. Heitz had spent to locate and negotiate and close the acquisition of our properties. We also attributed significant additional value to the fact that Mr. Heitz personally guaranteed and thus has personally liability on all our substantial debt related to our properties. Accordingly, we valued the shares at $.001 per share or $25,000 aggregate which we believe is the fair market value of the factors used in valuation cited above.

We received revenue from a related party as follows: The IMM building was leased by us to International Machinery Movers, Inc., an affiliate of our president, for the period April 2003 to August 2004. The monthly rental rate was $3500 per month. We believe this rate is consistent with the fair market value for comparable properties at the time.

Mr. Heitz owns no other similar industrial properties. He has orally agreed that any industrial properties he locates for purchase will be purchased by us. We know of no reason this policy will be changed.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.


Item 13. Exhibits and Reports On Form 8-K.

(a)  List of documents filed as part of this Report:

     None

(b)  Exhibits:

     The following exhibits listed are filed as part of this Report:

     31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Michael Heitz

     32.1 Section 1350 Certification, Michael Heitz


Item 14. Controls and Procedures

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

     Audit Fees
     ----------

For fiscal year end 12/31/05:  $21,253
For fiscal year end 12/31/04:  $0

     No other fees as specified in Item 9(e) of Schedule 14A charged.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title                     Name                Date                Signature
-----                     ----                ----                ---------
Principal Executive
Officer                Michael Heitz     February 13, 2006    /s/ Michael Heitz

Principal Accounting   Michael Heitz     February 13, 2006    /s/ Michael Heitz
Officer

Principal Financial
Officer                Michael Heitz     February 13, 2006   /s/ Michael Heitz

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


SIGNATURE                 NAME            TITLE          DATE
---------                 ----            -----          ----

 /s/ Michael Heitz    Michael Heitz       Director    February 13, 2006