Form 10QSB
period 2006-03-31
Robcor Properties Inc
filed 2006-05-09
CIK 1328003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

                                       OR

[]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from           to

                               File No. 333-126031

                             Robcor Properties, Inc.
                             -----------------------
                 (Name of small business issuer in our charter)

            Florida                             7011               20-3215854
            -------                             ----               ----------
(State or other jurisdiction of     (Primary Standard Industrial    IRS I.D.
 incorporation or organization)      Classification Code Number)

3505 Castlegate Ct.
Lexington KY                                                           40502
------------                                                           -----
(Address of principal executive offices)                             (Zip Code)

   Registrant's telephone number:  859-268-6264


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,410,000 shares of common stock outstanding as of March 31, 2006.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - Financial Information.................................................4
Item 1. Financial Statements...................................................4
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................4
Item 3. Controls and Procedures................................................7
PART II - OTHER INFORMATION....................................................7
Item 1.  Legal Proceedings.....................................................7
Item 2. Changes in Securities..................................................7
Item 3. Defaults upon Senior Securities........................................7
Item 4. Submission of Matters to a Vote of Security Holders....................8
Item 5. Other Information......................................................8
Item 6. Exhibits...............................................................8

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


                             ROBCOR PROPERTIES, INC.
                                 BALANCE SHEETS
                                   (unaudited)

         ASSETS
                                                        March 31,    March 31,
                                                           2006         2005
                                                        ---------    ---------
Current Assets
  Cash                                                  $   7,541    $   6,261
                                                        ---------    ---------
         Total current assets                               7,541        6,261

Building, net of accumulated
  depreciation of $70,700                                 958,300      996,875
                                                        ---------    ---------
         Total Assets                                   $ 965,841    $ 973,136
                                                        =========    =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                      $  42,479    $  42,480
    Mortgage payable - short term portion                  25,833       25,119
                                                        ---------    ---------
         Total Current Liabilities                         68,312       67,599

Long Term Liabilities
  Deposit payable                                           4,500        4,500
  Mortgage payable - long term portion                    830,380      837,111
                                                        ---------    ---------
         Total Liabilities                                903,193      909,210
                                                        ---------    ---------
Stockholders' Equity
  Preferred stock; no par value, 20,000,000 shares
   authorized, none issued and outstanding at
   March 31, 2006 and December 31, 2005                        --           --
  Common stock; no par value, 1,000,000,000 shares
   authorized, 25,410,000 issued and outstanding
   at March 31, 2006 and December 31, 2005                126,787      126,787
  Accumulated deficit                                     (64,669)     (62,861)
  Additional paid in capital                                  530           --
                                                        ---------    ---------
         Total Stockholders' Equity                        62,648       63,926
                                                        ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 965,841    $ 973,136
                                                        =========    =========

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005
                                   (unaudited)


                                                    2006                2005
                                                ------------       ------------
Rent revenue                                    $     24,900       $     13,755
                                                ------------       ------------
Total revenue                                         24,900             13,755
                                                ------------       ------------

General & administrative                               3,352              4,263
Depreciation expense                                   8,575              5,775
                                                ------------       ------------
Total expenses                                        11,927             10,038
                                                ------------       ------------

   Net operating income                               12,973              3,717

Interest expense                                      14,781              6,208
                                                ------------       ------------
Net loss                                        $     (1,808)      $     (2,491)
                                                ============       ============

Basic and diluted net loss per share            $      (0.00)      $      (0.00)

Weighted average
  shares outstanding                              25,410,000         25,000,000

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                             STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2006 and 2005
                                   (unaudited)


                                                        2006             2005
                                                     ---------        ---------
Cash Flows From Operating Activities:
  Net loss                                           $  (1,808)       $  (2,491)
  Adjustments to reconcile net loss
    to net cash provided by operating
       activities:
    Depreciation                                         8,575            5,775

    Changes in:
         Accrued interest                                   --              739
         Deposit payable                                    --            4,500
                                                     ---------        ---------
  Net Cash Provided By
         Operating Activities                            6,767            8,523
                                                     ---------        ---------
Cash Flows From Investing Activities:
    Purchase of building                                    --         (504,000)
                                                     ---------        ---------
Cash Flows From Financing Activities:
  Proceeds from mortgage payable                            --          499,000
  Payments on mortgage payable                          (6,017)          (5,031)
    Contributed capital by owner                           530            1,511
                                                     ---------        ---------
  Net Cash Provided By
     (Used In) Financing Activities                     (5,487)         495,480

                                                     ---------        ---------
Net change in cash                                       1,280                3
Cash at beginning of period                              6,261               38
                                                     ---------        ---------
Cash at end of period                                $   7,541        $      41
                                                     =========        =========

Supplemental Information:
         Interest paid                               $  14,781        $   6,208
         Income taxes paid                                  --               --

                             ROBCOR PROPERTIES, INC.
                         (formerly known as Robcor, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Robcor Properties, Inc. ("Robcor"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Robcor's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.

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

The entire purchase price was allocated to the building because the lease acquired was below market value. Future minimum rentals under this non-cancelable operating lease, excluding tenant reimbursements of expenses are as follows:

      Year             Minimum Rent
      -----------------------------

      2006                 $ 96,000
      2007                   96,000
      2008                   96,000
      2009                   96,000
                           --------
      Total                $384,000
                           ========

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


Three Months Ended March 31, 2006 and 2005

                                                             2005         2004
                                                            -------     -------
Rent revenue                                                $24,900     $13,755
                                                            -------     -------
Total revenue                                                24,900      13,755
                                                            -------     -------

Our revenue increased due to the acquisition of an additional property

General General & administrative                              3,352       4,263
Depreciation expense                                          8,575       5,775
Interest expense                                             14,781       6,208
                                                            -------     -------

These expenses increased due to the acquisition of an additional property and professional expenses due to an audit.

Accordingly, we had the following net operating loss:

For three months ended 3/31/2006                             $ (1,808)
For three months ended 3/31/2005                             $ (2,491)

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

Stock Purchase Agreement; Change of Control

Michael Heitz ("Heitz"), the principal stockholder of Robcor Properties, Inc., a Florida corporation (the "Company"), has entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("HFI"), to be executed by HFI upon receipt by HFI of confirmation of filing of this Quarterly Report on Form 10Q-SB, (the "Stock Purchase Agreement"), pursuant to which Heitz will sell 12,900,000 shares of the Company's common capital stock, no par value, to HFI for a purchase price of $500,000, or $0.03875 per share. Of the purchase price, $250,000 is to be paid at closing and the balance is to be paid on or before August 8, 2006. Neither Heitz nor any of his affiliates have any relationship with HFI or any of its affiliates other than in respect of the Stock Purchase Agreement. Following its purchase of the shares pursuant to the Stock Purchase Agreement, HFI became the holder of approximately 51.0% of the Company's issued and outstanding common capital stock.

The Stock Purchase Agreement further provides the following:

      o Heitz would resign as the chief executive and chief accounting officer of the Company and the Company's Board of Directors would upon execution of the Stock Purchase Agreement appoint Timothy P. Halter to such positions. Heitz would then assume the position of Executive Vice President;

      o Timothy P. Halter would be appointed by the Board of Directors as a director of the Company upon execution of the Stock Purchase Agreement; and

      o The Company shall, under the direction of HFI, make all necessary filings to effect a 10 for one reverse split (the "Reverse Split") of the Company's common capital stock within 60 days of execution of the Stock Purchase Agreement.

HFI, Heitz and the Company will at closing of the Stock Purchase Agreement enter into a Put Option Agreement providing that upon the effectiveness of the Reverse Split, Heitz may require HFI to purchase up to an aggregate of 50,000 post reverse split shares of the common capital stock of the Company at a price per share of $3.00 at any time during the period of time commencing six months following the effectiveness of the Reverse Split and ending six months after the Company's completion of a transaction whereby the Company acquires operating control, or substantially all of the assets, of a privately held corporation generating revenues as reported in financial statements audited in conformity with accounting practices generally accepted in the United States (a "Going Public Transaction"). In addition, under the terms of the agreement, Heitz must deliver to the Company 1,150,000 post reverse split shares of the Company's common stock in exchange for the Company's membership interest in Robcor, LLC, the Company's wholly-owned subsidiary, simultaneous with the closing of a Going Public Transaction.

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

Date:  May 8, 2006


By:  /s/ Michael Heitz
     -----------------
     President and Principal Executive Officer,
     Principal Financial Officer and
     Principal Accounting Officer