Form 10QSB
period 2006-06-30
Robcor Properties Inc
filed 2006-08-09
CIK 1328003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

                                       OR

       [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                               File No. 333-126031


                             Robcor Properties, Inc.
                 (Name of small business issuer in our charter)

            Florida                             7011                  20-3215854
(State or other jurisdiction of     (Primary Standard Industrial       IRS I.D.
 incorporation or organization)      Classification Code Number)

    3505 Castlegate Ct.
    Lexington, KY                                                       40502

(Address of principal executive offices)                              (Zip Code)

                   Registrant's telephone number: 859-268-6264



Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,541,000 shares of common stock outstanding as of August 4, 2006.


    Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                                TABLE OF CONTENTS

PART I - Financial Information.................................................4
Item 1. Financial Statements...................................................4
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................9
Item 3. Controls and Procedures...............................................13
PART II - OTHER INFORMATION...................................................14
Item 1. Legal Proceedings.....................................................14
Item 2. Changes in Securities.................................................14
Item 3. Defaults upon Senior Securities.......................................14
Item 4. Submission of Matters to a Vote of Security Holders...................14
Item 5. Other Information.....................................................14
Item 6. Exhibits..............................................................14

PART I - Financial Information

Item 1. Financial Statements
----------------------------

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


                             ROBCOR PROPERTIES, INC.
                                 BALANCE SHEETS
                       June 30, 2006 and December 31, 2005
                                   (unaudited)



                                                               June 30,      December 31,
                                                                 2006            2005
                                                             ------------    ------------
                                     ASSETS
Current Assets
   Cash                                                      $      4,355    $      6,261
                                                             ------------    ------------
       Total current assets                                         4,355           6,261

Building, net of accumulated depreciation of
$79,275 and $62,125, respectively                                 949,725         966,875
                                                             ------------    ------------

       Total Assets                                          $    954,080    $    973,136
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                          $     42,480    $     42,480
   Mortgage payable - short term portion                           22,090          25,119
                                                             ------------    ------------
       Total Current Liabilities                                   64,570          67,599

Long Term Liabilities
   Deposit payable                                                  4,500           4,500
   Mortgage payable - long term portion                           828,881         837,111
                                                             ------------    ------------

       Total Liabilities                                          897,951         909,210

Stockholders' Equity
   Preferred stock, no par value, 20,000,000 shares
      authorized, none issued and outstanding                        --              --
   Common stock, $.001 par value, 1,000,000,000
      shares authorized, 25,410,000 shares issued
      and outstanding                                             126,787         126,787
   Paid-in capital                                                  1,491            --
   Retained deficit                                               (72,149)        (62,861)
                                                             ------------    ------------
       Total Stockholders' Equity                                  56,129          63,926

       Total Liabilities and Stockholders' Equity            $    954,080    $    973,136
                                                             ============    ============


                             ROBCOR PROPERTIES, INC.
                            STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2006 and 2005
                                   (unaudited)




                                    Three Months Ended               Six Months Ended
                                   2006            2005            2006            2005
                               ------------    ------------    ------------    ------------

Rent revenue                   $     24,900    $     24,825    $     46,300    $     38,580
                               ------------    ------------    ------------    ------------
Total revenue                        24,900          46,300          38,580
                                                                                     24,825

General & administrative              3,352          25,374           8,102          29,637
Depreciation expense                  8,575           8,575
                                                                     17,150          14,350
                               ------------    ------------    ------------    ------------

Total expenses                       11,927          33,949          25,252          49,987
                               ------------    ------------    ------------    ------------

 Net operating income (loss)         12,973          (9,124)         21,048          (5,407)

Interest expense                     14,781          12,455          30,336          18,663
                               ------------    ------------    ------------    ------------

Net loss                       $     (1,808)   $    (21,579)   $     (9,288)   $    (24,070)
                               ============    ============    ============    ============

Basic and diluted net loss
  per common share             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                               ============    ============    ============    ============

Weighted average common
  shares outstanding             25,410,000      25,132,111      25,410,000      24,927,569

                             ROBCOR PROPERTIES, INC.
                             STATEMENTS OF CASH FLOW
                     Six Months Ended June 30, 2006 and 2005
                                   (unaudited)


                                                          June 30,     June 30,
                                                            2006         2005
                                                         ---------    ---------
Cash Flows From Operating Activities:
  Net loss                                               $  (9,288)   $ (24,070)

  Adjustments to reconcile net loss
    to net cash provided by operating activities:
  Depreciation                                              17,150       14,350
  Changes in:
    Accounts payable                                          --          4,500
    Deposit payable                                           --          4,500
                                                         ---------    ---------
  Net Cash Provided By (Used In) Operating
    Activities                                               7,862         (720)

Cash Flows From Investing Activities:
  Purchase of building                                        --       (504,000)
                                                         ---------    ---------

Cash Flows From Financing Activities:
  Proceeds from mortgage payable                              --        499,000
  Payments on mortgage payable                             (11,259)     (12,636)
  Net proceeds from the sale of common stock                  --         19,500
  Contributed capital by owner                               1,491        1,511
                                                         ---------    ---------
  Net Cash Provided By (Used In) Financing
    Activities                                              (9,768)     507,375
                                                         ---------    ---------

Net change in cash                                          (1,906)       2,655
Cash at beginning of period                                  6,261           38
                                                         ---------    ---------
Cash at end of period                                    $   4,355    $   2,693
                                                         =========    =========


Supplemental Information:
 Interest paid                                           $  14,781    $   5,469
 Income taxes paid                                            --           --

ROBCOR PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Robcor Properties, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Robcor's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.

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

Overview
--------

On May 9, 2006, Michael Heitz ("Heitz"), the then principal stockholder of the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("HFI") (the "Stock Purchase Agreement"), pursuant to which Heitz sold 12,900,000 pre-split shares of the Company's common capital stock, no par value, to HFI for a purchase price of $500,000, or $0.03875 per share. Of the purchase price, $250,000 was paid at closing and the balance was paid on August 7, 2006. Neither Heitz nor any of his affiliates have any relationship with HFI or any of its affiliates other than in respect of the Stock Purchase Agreement. Following its purchase of the shares pursuant to the Stock Purchase Agreement, HFI became the holder of approximately 51.0% of the Company's issued and outstanding common capital stock.

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

         o Timothy P. Halter would be appointed by the Board of Directors as a director of the Company upon execution of the Stock Purchase Agreement; and

         o The Company shall, under the direction of HFI, make all necessary filings to effect a 10 for one reverse split (the "Reverse Split") of the Company's common capital stock within 60 days of execution of the Stock Purchase Agreement. Which split was effected on August 2, 2006.

HFI, Heitz and the Company have entered into a Put Option Agreement providing that upon the effectiveness of the Reverse Split, Heitz may require HFI to purchase up to an aggregate of 50,000 shares of the common capital stock of the Company at a price per share of $3.00 at any time during the period of time commencing six months following the effectiveness of the Reverse Split and ending six months after the Company's completion of a transaction whereby the Company acquires operating control, or substantially all of the assets, of a privately held corporation generating revenues as reported in financial statements audited in conformity with accounting practices generally accepted in the United States (a "Going Public Transaction"). In addition, under the terms of the agreement, Heitz must deliver to the Company 1,150,000 shares of the Company's common stock in exchange for the Company's membership interest in Robcor, LLC, the Company's wholly-owned subsidiary, simultaneous with the closing of a Going Public Transaction.

In addition to our current business operations, we intend to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

         o        available technical, financial and managerial resources;
         o        working capital and other financial requirements;
         o        the history of operations, if any;
         o        prospects for the future;
         o        the nature of present and expected competition;
         o the quality and experience of management services which may be available and the depth of the management;
         o        the   potential   for   further   research,   development   or
                  exploration;
         o        the potential for growth and expansion;
         o        the potential for profit;
         o the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

         o        descriptions   of  product,   service  and  company   history;
                  management resumes;
         o        financial information;
         o available projections with related assumptions upon which they are based;
         o        an explanation of proprietary products and services;
         o evidence of existing patents, trademarks or service marks or rights thereto;
         o        present and proposed forms of compensation to management;
         o a description of transactions between the prospective entity and its affiliates;
         o        relevant analysis of risks and competitive conditions;
         o        a  financial   plan  of  operation   and   estimated   capital
                  requirements;
         o        and other information deemed relevant.


At the present time, we have not entered into any agreement or initiated discussions with any third party concerning a business combination.

Robcor Properties, Inc. through Robcor, LLC, owns two pieces of property, the IMM Building, 261 - 289 Bluesky Parkway, Lexington, KY and Skilton Paving & Construction building at 293 - 301 Bluesky Parkway, Lexington KY.

We currently derive all our revenues from these two properties. The tenants of our properties are required to pay all expenses. Thus, our income is derived from rents and our expenses are essentially related to debt payments.


Six Months Ended June 30, 2006 and 2005


                                                              2006       2005
                                                            --------   --------

Rent revenue                                                $ 46,300   $ 38,580
                                                            --------   --------
Total revenue                                                 46,300     38,580
                                                            --------   --------

Our revenue increased due to the fact that the rental income of one of our properties increased as the prime rate also increased.

General and administrative                                     8,102     29,637

This expense decreased due to the reduction in legal and accounting expenses. Also, expenses related to the purchase of one of our buildings incurred during the same period in 2005 were not incurred in 2006.


Depreciation expense                                          17,150     14,350
                                                            --------   --------

This expense increased due to the fact we acquired additional property during 2005.

Accordingly, we had the following total expenses and net operating income:

Total expenses                                                25,252     49,987
                                                            --------   --------
         Net operating income (loss)                          21,048     (5,407)

Our interest expense increased as follows due to the fact we acquired additional rental property in 2005 and our mortgage is a variable interest rate mortgage.


Interest expense                                              30,336     18,663
                                                            --------   --------

Based upon the foregoing, we had a loss in the six month period ended June 30, 2006 compared to a loss in the identical period in 2005, as follows:

Net income (loss)                                           $ (9,288)  $(24,070)
                                                            ========   ========


We anticipate interest expense to rise if interest rates rise, to stay constant if interest rates stay constant and to fall if interest rates fall as interest rates are adjusted monthly based upon the prime rate as defined in the mortgage notes. Our monthly rental is fixed on the IMM Building but varies with interest rate variations on the Skilton Paving Building. Our operating expenses should remain constant.

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

Liquidity and Capital Resources
-------------------------------

The IMM property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $410,700. The mortgage note provides for monthly payments of principal and interest in the amount of $2,544, adjusted monthly based upon the prime rate as defined in the mortgage note, not to exceed 6.25% per annum. The monthly payments are based upon a 20 year amortization period. All unpaid principal and interest is due January 28, 2009. The mortgage note is personally guaranteed by our Vice President and director Mike Heitz and his wife Viola Heitz.

The Skilton Paving property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $499,000. The mortgage note provides for monthly payments of principal and interest in the amount of $3,432.56, adjusted monthly based upon the prime rate as defined in the mortgage note. The monthly payments are based upon a 20 year amortization period. All unpaid principal and interest is due March 9, 2008. The mortgage note is personally guaranteed by our Vice President and director Mike Heitz and his wife Viola Heitz.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number,  Name and/or Identification of Exhibit


1        31                Certification  of the  Chief  Executive  Officer  and
                           Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2        32                Certification  of the  Chief  Executive  Officer  and
                           Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Robcor Properties, Inc.



Date: August 8, 2006                                  /s/ Timothy P. Halter
                                                     ---------------------------
                                                     Timothy P. Halter
                                                     Chief Executive Officer and
                                                     Chief Financial Officer