Form 10QSB
period 2006-09-30
Robcor Properties Inc
filed 2006-11-13
CIK 1328003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2006

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                               File No. 333-126031


                             Robcor Properties, Inc.
                 (Name of small business issuer in our charter)

        Florida                            7011                       20-3215854
(State of incorporation)       (Primary Standard Industrial           (IRS I.D.)
                                Classification Code Number)

    3505 Castlegate Ct.
      Lexington, KY                                                     40502
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,541,000 shares of common stock outstanding as of November 8, 2006.


    Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                                TABLE OF CONTENTS

PART I - Financial Information.................................................4
Item 1. Financial Statements...................................................4
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................9
Item 3. Controls and Procedures...............................................12
PART II - OTHER INFORMATION...................................................13
Item 1. Legal Proceedings.....................................................13
Item 2. Changes in Securities.................................................13
Item 3. Defaults upon Senior Securities.......................................13
Item 4. Submission of Matters to a Vote of Security Holders...................13
Item 5. Other Information.....................................................13
Item 6. Exhibits..............................................................13

PART I - Financial Information

Item 1. Financial Statements
----------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Robcor's latest annual report on Form 10-KSB filed with the Commission on February 17, 2006.


                             ROBCOR PROPERTIES, INC.
                                 BALANCE SHEETS
                    September 30, 2006 and December 31, 2005
                                   (unaudited)



                                                     September 30,     December 31,
                                                          2006             2005
                                                     -------------    -------------

                                     ASSETS
Current Assets
   Cash                                              $       2,471    $       6,261
                                                     -------------    -------------
       Total Current Assets                                  2,471            6,261

Building, net of accumulated depreciation of
  $87,850 and $62,125, respectively                        941,150          966,875
                                                     -------------    -------------

       Total Assets                                  $     943,621    $     973,136
                                                     =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                  $      42,480    $      42,480
   Mortgage payable - short term portion                    28,090           25,119
                                                     -------------    -------------
       Total Current Liabilities                            70,570           67,599

Long Term Liabilities
   Deposit payable                                           4,500            4,500
   Mortgage payable - long term portion                    803,520          837,111
                                                     -------------    -------------

       Total Liabilities                                   878,590          909,210

Stockholders' Equity
   Preferred stock, no par value, 20,000,000
shares
      authorized, none issued and outstanding                 --               --
   Common stock, no par value, 1,000,000,000
      shares authorized, 2,541,000 shares issued
      and outstanding                                      147,803          126,787
   Retained deficit                                        (82,772)         (62,861)
                                                     -------------    -------------
       Total Stockholders' Equity                           65,031           63,926

       Total Liabilities and Stockholders' Equity    $     943,621    $     973,136
                                                     =============    =============


                             ROBCOR PROPERTIES, INC.
                            STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)




                                    Three Months Ended           Nine Months Ended
                                       September 30,                September 30,
                                   2006           2005           2006           2005
                               --------------------------------------------------------

Rent Revenue                   $    27,271    $    24,825    $    73,571    $    63,405
                               --------------------------------------------------------
Total revenue                       27,271         24,825         73,571         63,405


General & administrative            12,487         16,828         20,590         46,465
Depreciation expense                 8,575          8,575         25,725         22,925
                               --------------------------------------------------------

Total expenses                      21,062         25,403         46,315         69,390
                               --------------------------------------------------------

 Net operating income (loss)         6,209           (578)        27,256         (5,985)

Interest expense                    16,831         15,038         47,167         33,701
                               --------------------------------------------------------

Net income(loss)               $   (10,622)   $   (15,616)   $   (19,911)   $   (39,686)
                               ========================================================

Basic and diluted net loss
  per common share             $     (0.00)   $     (0.01)   $     (0.01)   $     (0.02)

Weighted average common
  shares outstanding             2,541,000      2,541,000      2,541,000      2,518,239

                             ROBCOR PROPERTIES, INC.
                             STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)


                                                           2006         2005
                                                       ----------    ----------
Cash Flows From Operating Activities:
  Net loss                                             $  (19,911)   $  (39,686)

  Adjustments to reconcile net loss
    to net cash provided by operating activities:
  Depreciation                                             25,726        22,925
  Changes in:
    Accounts payable                                         --          44,454
    Deposit payable                                          --           4,500
                                                       ----------    ----------
  Net Cash Provided By Operating
    Activities                                              5,815        32,193

Cash Flows From Investing Activities:
  Purchase of building                                       --        (504,000)
                                                       ----------    ----------
  Net Cash Used in Investing Activities                      --        (504,000)

Cash Flows From Financing Activities:
  Proceeds from mortgage payable                          477,000       499,000
  Principle payments of short-term and
  long-term debt                                         (507,620)      (18,395)
  Net proceeds from the sale of common stock                 --          19,500
  Contributed capital by owner                             21,015         1,511
  Common stock reduced by stock issue costs                  --          (8,695)
                                                       ----------    ----------
  Net Cash Provided By (Used In) Financing
    Activities                                             (9,605)      492,921
                                                       ----------    ----------

Net change in cash                                         (3,790)       21,114
Cash at beginning of period                                 6,261            38
                                                       ----------    ----------
Cash at end of period                                  $    2,471    $   21,152
                                                       ==========    ==========


Supplemental Information:
 Interest paid                                         $   47,167    $   33,701
 Income taxes paid                                           --            --

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


NOTE 2 - Common Stock

A 10:1 (ten-to-one) reverse split of Robcor's common shares was implemented on July 3, 2006, resulting in 2,541,000 total outstanding common shares. All share and per share information has been retroactively restated in the financial statements to reflect the reverse stock split.


NOTE 3 - Mortgage Payable

On August 18, 2006, Robcor refinanced the variable interest loan from Community Trust Bank secured by the 293 and 301 Blue Sky Parkway buildings, in Lexington, Kentucky. The principal payoff was $489,938 and the amount refinanced at Republic Bank & Trust Company was $477,000, with monthly payments of $3,401, consisting of interest, computed at 7%, plus principal payments amortized under a 10-year mortgage schedule. The mortgage loan matures on August 18, 2016 with a balloon payment of $432,721. Of the $21,015 of contributed capital by owners, $15,107 was contributed in connection with the refinancing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview
--------


In addition to our current real estate business operations, we intend to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

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

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

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

Current Operations

Robcor Properties, Inc. through Robcor, LLC, owns two properties, the IMM Building, 261 - 289 Bluesky Parkway, Lexington, Kentucky and Skilton Paving & Construction building at 293 - 301 Bluesky Parkway, Lexington Kentucky.

We currently derive all our revenues from these two properties. The tenants of our properties are required to pay all expenses. Thus, our income is derived from rents and our expenses are essentially related to debt payments.

Nine Months Ended September 30, 2006 and 2005

                                                              2006       2005
                                                            --------   --------

Rent revenue                                                $ 73,571   $63,405
                                                            --------   --------
Total revenue                                               $ 73,571   $63,405
                                                            --------   --------

Our revenue increased due to the fact that the rental income of one of our properties increased as the prime rate also increased.

General and administrative                                  $ 20,590   $ 46,465

This expense decreased due to the reduction in legal and accounting expenses. Also, expenses related to the purchase of one of our buildings incurred during the same period in 2005 were not incurred in 2006.


Depreciation expense                                        $ 25,725   $ 22,925
                                                            --------   --------

This expense increased due to the fact we acquired additional property during 2005.

Accordingly, we had the following total expenses and net operating income:

Total expenses                                              $ 46,315   $ 69,390
                                                            --------   --------
         Net operating income (loss)                        $ 27,256   $ (5,985)

Our interest expense increased as follows due to the fact we acquired additional rental property in 2005 and our mortgage is a variable interest rate mortgage.


Interest expense                                            $ 47,167   $ 33,701
                                                            --------   --------

Based upon the foregoing, we had a loss in the nine month period ended September 30, 2006 compared to a loss in the identical period in 2005, as follows:

Net income (loss)                                           $(19,911)  $(39,686)
                                                            ========   ========


We anticipate interest expense to rise if interest rates rise, to stay constant if interest rates stay constant and to fall if interest rates fall as interest rates are adjusted monthly based upon the prime rate as defined in the mortgage notes. Our monthly rental is fixed on the IMM Building but varies with interest rate variations on the Skilton Paving Building. In August of 2006, we refinanced the Skilton Paving Building loan to a fixed rate, so in the future, our interest expense will be more constant. Our operating expenses should also remain constant.


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

The Skilton Paving property was originally subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $499,000. On August 18, 2006, Robcor refinanced the variable interest loan from Community Trust Bank secured by the 293 and 301 Blue Sky Parkway buildings, in Lexington, KY. The principal payoff was $489,938 and the amount refinanced at Republic Bank & Trust Company was $477,000, with monthly payments of $3,401, consisting of interest, computed at 7% of the outstanding balance, and principal payments under a 5-year mortgage schedule. The mortgage loan matures on August 18, 2016 with a balloon payment of $432,721. The mortgage note is personally guaranteed by our Vice President and director Mike Heitz and his wifeViola Heitz.

Our current monthly rental received on each property is sufficient to pay the debt service on each property plus our operating expenses. We do not anticipate any additional borrowing in connection with these two properties in the future. We rely upon rental income to make payments on the mortgage debts on the properties. Based upon our knowledge and experience of the industrial rental real estate market in Lexington, KY in general and in the area in which our properties are located specifically, we believe that the de minimus vacancy rate for comparable properties in the area in which our properties are located and the demand for these types of rental properties in that area specifically and in Lexington, KY in general mitigates any concentration of credit risk associated with the sole tenant of each of our buildings. Any concentration of credit risk that may exist is further mitigated because ultimately the debts on these properties are personally guaranteed by our officer and director, Michael Heitz, and his wife. If the tenants do not pay rent and thereafter if Mr. Heitz is required to make payments under his guarantee on the related mortgage debt and fails to do so, the mortgage lender would have the right to foreclose on the property for which the debt was in default.


Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

By consent of shareholders representing approximately 98% of the Company's issued and outstanding common stock, a 10:1 (ten-to-one) reverse split of Robcor's common shares was implemented on July 3, 2006, resulting in 2,541,000 total outstanding common shares.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number,  Name and/or Identification of Exhibit

         Item 10

         10.1 Commercial Real Estate Mortgage, dated August 18, 2006 between Robcor, LLC and Republic Bank & Trust Company.

         Item 31

         31.1     Certification pursuant to the Sarbanes-Oxley Act of 2002

         Item 32

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Robcor Properties, Inc.



Date: November 13, 2006                               /s/ Timothy P. Halter
                                                     ---------------------------
                                                     Timothy P. Halter
                                                     Chief Executive Officer and
                                                     Chief Financial Officer