Form 10KSB
period 2006-12-31
Robcor Properties Inc
filed 2007-02-27
CIK 1328003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended December 31, 2006

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

     Commission File Number 000-25991 _____________

                        Commission File Number: 33-126031

                             Robcor Properties, Inc.
        (Exact name of small business issuer as specified in its charter)

         Florida                                                20-3215854
(State of incorporation)                                (IRS Employer ID Number)

                    12890 Hilltop Road, Argyle, Texas, 76226
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                                 --------------
                           (Issuer's telephone number)


         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
     Title of Each Class                               on Which Registered
     -------------------                               -------------------
                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                          Preferred Stock, no par value
                                (Title of class)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

--------------------------------------------------------------------------------

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes |X| No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The issuer's revenues for the fiscal year ended December 31, 2006 were $98,652.

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 23, 2007 was approximately $178,500, based on the closing price of $3.50 per share of common stock on February 22, 2007.

As of February 22, 2007, there were 2,541,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                             Robcor Properties, Inc.

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1   Description of Business                                               4
Item 2   Description of Property                                              13
Item 3   Legal Proceedings                                                    13
Item 4   Submission of Matters to a Vote of Security Holders                  14

Part II

Item 5   Market for Company's Common Equity, Related Stockholders Matters
           and Small Business Issuer Purchasers of Equity Securities          14
Item 6   Management's Discussion and Analysis or Plan of Operation            17
Item 7   Financial Statements                                                 20
Item 8   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                             20
Item 8A  Controls and Procedures                                              20
Item 8B  Other Information                                                    21

Part III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    21
Item 10  Executive Compensation                                               25
Item 11  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    26
Item 12  Certain Relationships and Related Transactions and Director
           Independence                                                       28
Item 13  Exhibits                                                             28
Item 14  Principal Accountant Fees and Services                               29

Signatures                                                                    30
Exhibits

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


                                     PART I

Item 1 - Description of Business

General
-------

Robcor Properties, Inc. was organized on May 6, 2005 as a Florida corporation to acquire all the interests of Robcor, LLC, a Kentucky limited liability company, through an exchange of our shares for member interests in Robcor, LLC. Robcor, LLC is now our wholly-owned subsidiary. Through Robcor, LLC, we own two pieces of property, the IMM Building, 261 - 289 Bluesky Parkway, Lexington, KY and Skilton Paving & Construction building at 293 - 301 Bluesky Parkway, Lexington, KY. Our current business plan is to continue to own and operate our real property interests while also seeking to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. Our principal office is located at 12890 Hilltop Road, Argyle, TX 76226, and our telephone number is (972) 233-0300.

History
-------

Robcor Properties, Inc. referred to herein as "Robcor", "we", "us" and "our", was organized on May 6, 2005 as a Florida corporation to acquire all the interests of Robcor, LLC, a Kentucky limited liability company through an exchange of our shares for member interests in Robcor, LLC. Through Robcor, LLC we are engaged in the ownership and leasing of industrial buildings. Robcor, LLC owns two industrial pieces of property, the IMM Building, 261 - 289 Bluesky
Parkway, Lexington, KY and Skilton Paving &Construction building at 293 - 301 Bluesky Parkway, Lexington KY.

On May 9, 2006, Michael Heitz entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership, also referred to herein as HFI, pursuant to which Heitz sold 1,290,000 shares of the Company's common capital stock, no par value, to HFI for a purchase price of $500,000.

Also on May 9, 2006, HFI, Mr. Heitz and the Company entered into a Put Option Agreement providing that Heitz may require HFI to purchase up to 50,000 shares of the common capital stock of the Company at a price per share of $3.00 at any time during the period of time commencing January 2007 and ending six months after the Company's completion of a transaction whereby the Company acquires operating control, or substantially all of the assets, of a privately held corporation generating revenues as reported in financial statements audited in conformity with accounting practices generally accepted in the United States (a "Going Public Transaction"). In addition, under the terms of the agreement, Heitz must deliver to the Company 1,150,000 shares of the Company's common stock in exchange for the Company's membership interest in Robcor, LLC simultaneous with the closing of a Going Public Transaction.

In July 2006 we effected a 1 for 10 share reverse split of our common stock. All share numbers in this Annual Report have been adjusted to reflect that split.

As a result of the May 2006 change in control transaction, Timothy P. Halter became President, Chief Accounting Officer and the sole member of the Board of Directors. Mr. Halter is also Chairman and principal partner of HFI.

Business Plan
-------------

Our current business plan is to maintain our current real property assets and to seek to identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction, at which time we will exchange our real estate assets operated by our wholly-owned subsidiary Robcor LLC for common stock pursuant to an agreement with our former president Michael Heitz.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time, we have not entered into a definitive agreement with any party concerning an acquisition or merger.

Timothy P. Halter, our sole officer and director, will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including HFG, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

Although discussions regarding the possibility of a combination are currently ongoing, we can give no assurances that we will be successful in finding or acquiring a desirable business opportunity. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than HFI our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Timothy P. Halter, our president and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

     *    Potential for future earnings and appreciation of value of securities;
     * Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     * Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ;
     *    Historical results of operation;
     *    Liquidity and availability of capital resources;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     * Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     *    Amount of debt and contingent liabilities; and
     * The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on one person, Timothy P. Halter, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process. Companies, which have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be a prudent business transaction alternative.

Properties Operated by Robcor, LLC
----------------------------------

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

Robcor, LLC purchased the property from BFI Waste Systems of North America, Inc. on March 28, 2003, for a stated consideration of $525,000.

This property is currently leased to Industrial Machinery Services, LLC, a Kentucky limited liability company. The lease is for a term of 5 years, commencing September 1, 2004. The monthly rental is $3,500. There are no renewal provisions. The tenant has a right of first refusal to purchase the premises for a price of $800,000 if we intend to sell the property on or before September 2009.

This property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $410,700. The mortgage note provides for monthly payments of principal and interest in the amount of $2,544, adjusted monthly based upon the prime rate as defined in the mortgage note, not to exceed 6.25% per annum. The monthly payments are based upon a 20 year amortization period. All unpaid principal and interest is due January 28, 2009. The mortgage note is personally guaranteed by our executive vice president Mike Heitz and his wife Viola Heitz.

The Skilton Paving & Construction Building
------------------------------------------

This building is an office/warehouse containing 17,141 square feet of building area. According to the Fayette County Property Valuation Administration, the building was built in 1977. Robcor, LLC purchased the property from Skilton Paving & Construction Company, Inc. on March 9, 2006, for a stated consideration of $504,000.

This property is currently leased to Skilton Construction, LLC, a Kentucky limited liability company, and GKT Enterprises, LLC, a Kentucky limited liability company. The lease is for a term of 3 years commencing March 9, 2006. The monthly rent is based upon the prime lending rate as established by Community Trust Bank in Lexington KY on the twenty-fifth day of the preceding month. Commencing rent is based upon a rate of 5.25% at which the monthly rent is $4,500. For each one-quarter point increase in the rate, the rent increases $75 per month. For each one-quarter point decrease in the rate, the rent decreases $75 per month. However, the monthly rent shall never be less than $4,500 or more than $4,800. The tenant has a right of first refusal to purchase the premises upon the same terms and conditions as contained in a bonafide offer received by us. Tenant has 10 days from notice to exercise this right and closing must occur within 60 days of tenant's notice of intention to exercise this right.

This property is currently subject to a mortgage with Republic Bank and Trust Company in the original principal amount of $477,000. The mortgage note provides for monthly payments of principal and interest in the amount of $3,698, consisting of interest, computed at 7% of the outstanding balance. The monthly payments are based upon a 20 year amortization period. All unpaid principal and interest is due August 18, 2016. The mortgage note is personally guaranteed by our executive vice president Mike Heitz and his wife Viola Heitz.

Employees
---------

We currently have no employees. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Risk Factors
------------

Our business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

There Is No Agreement for a Business Combination and No Minimum Requirements for a Business Combination
     There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that we will be able to negotiate a business combination on terms favorable to us.

We Cannot Assure You That Our Business Will Achieve Success or Profitability
     There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our outstanding shares will be increased thereby.

We Are Uncertain as to What Type of Business We Will Acquire.
     The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of our limited capital, it is more likely than not that any acquisition by us will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.


Our Success Is Dependent Upon Our Current Management Our Management Currently Has Minimal Participation In Our Business Affairs.
     Because management consists of only two persons, we do not benefit from multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers and sole director when selecting a target company. Mr. Halter anticipates devoting only a limited amount of time per month to our business. Mr. Halter has not entered into a written employment agreement with us and he is not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Halter. The loss of the services of Mr. Halter would adversely affect development of our business and our likelihood of continuing operations.

Because Our Management Deal In Other Businesses, Conflicts of Interest May Arise Which May Cause Our Management To Make Decisions Adverse To Our Interests.
     Our management has other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

We Depend On The Assistance Of Outside Advisors.
     To supplement the business experience of our officer and director, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to us. In the event our officer considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Our Common Stock May Be Considered A "Penny Stock" And May Be Difficult To Sell.
     The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers'
     (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (I) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that
     (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
     (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

There May Be a Scarcity of and/or Significant Competition for Business Opportunities and Combinations
     We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Because We Are a Public Company, Reporting Requirements May Delay or Preclude Acquisition.
     Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

There Exists a Lack of Market Research or Marketing Organization On Our Company.
     We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us. In the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

There Will Likely Be A Change in Control Of Us And Our Management In the Near Future.
     In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized but unissued common stock that represents the greater majority of the voting power and equity of us, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in us. The resulting change in control will likely result in the removal of our present officers and director and a corresponding reduction in or elimination of their participation in our future affairs.

Our Stockholders May Possibly Face a Possible Dilution of Value of Shares Upon the Consummation of a Business Combination
     A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of our common stock may increase or decrease, perhaps significantly.

No Public Market Exists For Our Common Stock.
     There is currently no developed public market for our common stock, and no assurance can be given that a market will develop or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Federal And State Tax Consequences Will, In All Likelihood, Be Major Considerations In Any Business Combination That We May Undertake.
     Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.



Item 2 - Description of Property

We currently maintain mailing addresses at 3505 Castlegate Court, Lexington, KY 40502- telephone (859) 268-6264 and 12890 Hilltop Road, Argyle, Texas 76226-telephone (972) 233-0300. Other than these mailing addresses, we do not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of the mailing addresses as these offices are used virtually full-time by other businesses of our management. Because of the state of our business, we believe that our current properties are sufficient to satisfy our needs.

It is likely that we will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.


Item 3 - Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders

We have not conducted any meetings of stockholders during the preceding quarter or periods subsequent thereto.

                                    PART II

Item 5 - Market for Company's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Holders
-------

As of December 31, 2006, there were a total of 2,541,000 shares of our common stock and 0 shares of our preferred stock outstanding. Our common stock was held by approximately 43 stockholders of record.

Common Stock
------------

Our authorized capital stock consists of 1 billion shares of common stock and 20 million shares of preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of our common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 20 million shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Provisions Having A Possible Anti-Takeover Effect
-------------------------------------------------

Our Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws. In addition, our board has the authority, without further action by our stockholders, to issue up to 20 million shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

Market for Trading and Eligibility for Future Sale

Our common stock is quoted under the symbol "RBCR.OB" on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. Our common stock became eligible for trading in late 2005; however, trading did not commence until February 2006.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices are adjusted to reflect the 1 for 10 reverse split of our common stock that occurred in July 2006.

                                                   Closing Bid Prices (1)
                                              High                        Low

     Year Ended December 31, 2006
     1st Quarter                              $2.60                      $1.70
     2nd Quarter                              $3.00                      $1.01
     3rd Quarter                              $1.80                      $1.80
     4th Quarter                              $4.00                      $3.00

------------------------
(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated. Quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Restricted Securities

We currently have 2,490,000 restricted shares as defined in Rule 144. We do not intend to issue any securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities.

Generally, restricted securities can be resold under Rule 144 once they have been held for at least one year, provided that the securities satisfies the current public information requirements of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period; the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions and does not make any payment to anyone in connection with the sale transactions except the broker dealer who executes the trade or trades in the securities; the shares are sold in broker's transactions only; the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions; and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an affiliate of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144.

Dividends

We have a history of not declaring dividends. Any future declaration of dividends will be contingent upon our revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the our Board of Directors. We presently intend to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. Their contact numbers are (469) 633-0101 for voice calls and (469) 633-0088 for fax transmissions. Their website is located at www.stctransfer.com.

Reports to Stockholders

We intend to remain compliant with our obligations under the Securities Exchange Act of 1934, as amended, and, therefore, plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event we enter into a business combination with another company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Item 6 - Management's Discussion and Analysis or Plan of Operation

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, our performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; our ability to sustain, manage or forecast its growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) General

Robcor was organized on May 6, 2005 as a Florida corporation to acquire all the interests of Robcor, LLC, a Kentucky limited liability company through an exchange of our shares for member interests in Robcor, LLC. Through Robcor, LLC we are engaged in the ownership and leasing of industrial buildings. Robcor, LLC owns two industrial pieces of property, the IMM Building, 261 - 289 Bluesky
Parkway, Lexington, KY and Skilton Paving &Construction building at 293 - 301 Bluesky Parkway, Lexington KY.

On May 9, 2006, Michael Heitz entered into a Stock Purchase Agreement with HFI pursuant to which Heitz sold 1,290,000 shares of the Company's common capital stock, no par value, to HFI for a purchase price of $500,000.

Also on May 9, 2006, HFI, Mr. Heitz and Robcor entered into a Put Option Agreement providing that Heitz may require HFI to purchase up to 50,000 shares of the common capital stock of the Company at a price per share of $3.00 at any time during the period of time commencing January 2007 and ending six months after our completion of a transaction whereby we acquire operating control, or substantially all of the assets, of a privately held corporation generating revenues as reported in financial statements audited in conformity with accounting practices generally accepted in the United States (a "Going Public Transaction"). In addition, under the terms of the agreement, Heitz must deliver to us 1,150,000 shares of our common stock in exchange for our membership interest in Robcor, LLC simultaneous with the closing of a going public transaction.

In July 2006 we effected a 1 for 10 share reverse split of our common stock. All share numbers in this Annual Report have been adjusted to reflect that split.

As a result of the May 2006 change in control transaction, Timothy P. Halter became President, Chief Accounting Officer and the sole member of our Board of Directors. Mr. Halter is also Chairman and principal partner of HFI.


(3) Results of Operations

December 31, 2006 as compared to December 31, 2005
--------------------------------------------------

For the year ended December 31, 2006, we had rental income of $98,652 and for the year ended December 31, 2005, we had rental income of $88,305. Our monthly rental is fixed on the IMM Building but varies with interest rate variations on the Skilton Paving Building. The 12% increase is the result of rental rate increase based on an increase in the prime lending rate. There are no rental rate increases expected in fiscal 2007.

For the year ended December 31, 2006, our general and administrative expenses were $29,982 and for the year ended December 31, 2005, our general and administrative expenses were $63,484. The 53% decrease is due to the decrease of legal and accounting expenses.

Depreciation for the year ended December 31, 2006 was $34,300 and for the year ended December 31, 2005, depreciation was $31,500. The 9% increase in depreciation is due to the fact that one building was purchased in 2005. We anticipate depreciation to remain constant in 2007.

For the year ended December 31, 2006, we had interest expense of $60,709 and for the year ended December 31, 2005, we had interest expense of $47,254. The 28% increase in interest expense is due to the outstanding variable rate loan. We anticipate our primary expense, interest expense, to stay constant as we refinanced our one variable rate loan to a fixed rate in August, 2006.

If our leases expire and the tenants are then current in their obligations, we anticipate we will renew the leases at the then prevailing market rates. If our leases expire and the tenants are not then current in their obligations, we anticipate we will secure new tenants with leases at the then prevailing market rates.

Liquidity and Capital Resources
-------------------------------

The IMM property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $410,700. The mortgage note provides for monthly payments of principal and interest in the amount of $2,544, adjusted monthly based upon the prime rate as defined in the mortgage note, not to exceed 6.25% per annum. The monthly payments are based upon a 20 year amortization period. All unpaid principal and interest is due January 28, 2009. The mortgage note is personally guaranteed by our executive vice president Mike Heitz and his wife Viola Heitz.

The Skilton Paving property is currently subject to a mortgage with Community Trust Bank, Inc. in the original principal amount of $477,000. The mortgage note provides for monthly payments of principal and interest in the amount of $3,698.18, consisting of interest, computed at 7% of the outstanding balance. The monthly payments are based upon a 20 year amortization period. All unpaid principal and interest is due August 18, 2016. The mortgage note is personally guaranteed by our executive vice president Mike Heitz and his wife Viola Heitz.

Our current monthly rental received on each property is sufficient to cover debt service for each property plus our operating expenses. We do not anticipate any additional borrowing in connection with these two properties in the future. We rely upon rental income to make payments on the mortgage debts on the properties. Based upon our knowledge and experience of the industrial rental real estate market in Lexington KY in general and in the area in which our properties are located specifically, we believe that the de minimus vacancy rate for comparable properties in the area in which our properties are located and the demand for these types of rental properties in that area specifically and in Lexington KY in general mitigates any concentration of credit risk associated with the tenants of each of our buildings. Any concentration of credit risk that may exist is further mitigated because ultimately the debts on these properties are personally guaranteed by Michael Heitz, our Executive Vice President, and his wife. If the tenants do not pay rent and thereafter if Mr. Heitz is required to make payments under his guarantee on the related mortgage debt and fails to do so, the mortgage lender would have the right to foreclose on the property for which the debt was in default.

Our need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that we would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

(4) Plan of Business

     Our current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation.

Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.


We maintain controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

(b) Changes in Internal Controls over Financial Reporting.


There have been no changes in our system of internal controls over financial reporting during the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

Item 9 - Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:

            Name              Age                       Position Held and Tenure
            ----              ---                       ------------------------

     Timothy P. Halter        40              President, Chief Executive Officer
                                       Chief Financial Officer and Sole Director

     Michael Heitz            55                        Executive Vice President

The director named above will serve until the next annual meeting of the Company's stockholders or until any successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs.

Our sole director and our executive officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for the officers or director to resign at the request of another person, and they are not acting on behalf of, and will not act at the direction of, any other person.

Biographical Information

Timothy P. Halter - Since May 2006, Mr. Halter served as our President, Chief Executive Officer and sole director. Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2005, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations.

Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (NASDAQ: DXPE), and is an officer and director of Point Acquisition Corporation, a Nevada corporation; Nevstar Corporation, a Nevada corporation; Concept Ventures Corporation, a Nevada corporation; Robcor Properties, Inc., a Florida corporation; BTHC VI, Inc., BTHC VII, Inc., BTHC VIII, Inc., and BTHC X, Inc., each a Delaware corporation. Mr. Halter will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Michael Heitz - Mr. Heitz founded our company in May 2005 and served as CEO, President and Director until his resignation in May 2006. Mr. Heitz currently serves as our Executive Vice President. He has been a manager of our predecessor, Robcor LLC since December 2002. From October 2002 to September 2004, he was president of International Machine Movers, Inc., an industrial moving firm. From April 1996 to date, he has been a self-employed business consultant assisting in strategic business planning. He has a B.A. from West Virginia University in 1998.


Indemnification of Officers and Directors.

We have the authority under the laws of Florida to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Florida law regarding indemnification which we believe discloses the material aspects of such law on this subject. Florida law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

     *    conducted himself in good faith;
     * reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and
     * in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under Florida law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding. If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation. The corporation may also pay or reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provide that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors' duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Florida law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefited us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Florida law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all eligible persons are in compliance with the requirements of Section 16(a).

Code of Ethics

As the board of directors consists solely of one member a formal Code of Ethics has yet to be adopted. It is anticipated that following a change in control transaction, the new members of the board of directors will adopt a code of ethics that shall apply to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.

Conflicts of Interest

Management of the Company will not devote more than a small portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

     (1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

     (2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     (4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

Item 10 - Executive Compensation

The current management and oversight of the Company requires less than four (4) hours per month. As the Company's management is engaged in other full-time income producing activities, they have not received any compensation from the Company. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).


                           SUMMARY COMPENSATION TABLE


                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                                  Nonqualified
                                                                   Non-Equity       Deferred
Name and                                      Stock     Option   Incentive Plan   Compensation     All Other
Principal                Salary     Bonus     Awards    Awards    Compensation      Earnings      Compensation   Total
Position        Year       ($)       ($)       ($)        ($)          ($)             ($)            ($)         ($)
Timothy P.      2006      $-0-      $-0-       $-0-      $-0-         $-0-            $-0-            $-0-       $-0-
Halter,                                                                                                          $-0-
Principal                                                                                                        $-0-
Executive
Officer

Michael Heitz,  2006      $-0-      $-0-       $-0-      $-0-         $-0-            $-0-            $-0-       $-0-
Executive Vice  2005      $-0-      $-0-       $-0-      $-0-         $-0-            $-0-            $-0-       $-0-
President       2004      $-0-      $-0-       $-0-      $-0-         $-0-            $-0-            $-0-       $-0-


The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.


Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                   Shares Beneficially Owned (1)


Name and address (2)(3)                     Number of Shares          Percentage
----------------                            ----------------          ----------

Timothy P. Halter (4)                       1,290,000                     50.76%
Michael Heitz (5)                           1,200,000                     47.23%
Directors and officers as a group           2,490,000                     97.99%
(2 persons)

(1) On February 22, 2007, there were 2,541,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2) Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(3) In determining the percent of voting stock owned by a person on December 31, 2006 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 2,541,000 shares of common stock outstanding on December 31, 2006, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.
(4) Mr. Halter is our president and sole director. The shares are owned by Halter Financial Investments, L.P., or HFI, of which Halter Financial Investments GP, LLC is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P. of which TPH Capital GP, LLC is the general partner and Timothy P. Halter is the sole member of TPH Capital GP, LLC;
     (ii) Bellfield Capital, L.P. of which Bellfield Capital Management, LLC is the sole general partner and David Brigante is the sole member of Bellfield Capital Management, LLC; (iii) Colhurst Capital L.P of which Colhurst Capital GP, LLC is the general partner and George L. Diamond is the sole member of Colhurst Capital GP, LLC; and (iv) Rivergreen Capital, LLC of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI. Mr. Halter and HFI's address is 12890 Hilltop Road, Argyle, TX 76226.
(5)  Mr. Heitz's address is 3505 Castlegate Ct., Lexington KY 40502.

Item 12 - Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

On May 9, 2006, HFI, Mr. Heitz and the Company entered into a Put Option Agreement providing that Heitz may require HFI to purchase up to 50,000 shares of the common capital stock of the Company at a price per share of $3.00 at any time during the period of time commencing January 2007 and ending six months after the Company's completion of a transaction whereby the Company acquires operating control, or substantially all of the assets, of a privately held corporation generating revenues as reported in financial statements audited in conformity with accounting practices generally accepted in the United States. In addition, under the terms of the agreement, Heitz must deliver to the Company 1,150,000 shares of the Company's common stock in exchange for the Company's membership interest in Robcor, LLC simultaneous with the closing of a going public transaction.

The mortgages on our real property holdings are personally guaranteed by our executive vice president Mike Heitz and his wife Viola Heitz. No consideration was paid or accrued to the Heitz's for their agreement to act as guarantors.

During fiscal 2006 there were no formal meetings of the Board of Directors. The Board of Directors acted by consent in lieu of meeting on four occasions during fiscal 2006. There are no committees of the Board of Directors and we do not have a formal policy regarding attendance at duly called meetings of the Board of Directors.

Our Board of Directors has established neither a nominating, compensation nor audit committee. Given our current operations, we do not believe that the establishment of such committees is necessary as the functions typically served by such committees can be adequately undertaken by our sole director. We assume that if we are successful in effecting a combination transaction with an operating business, the newly constituted board will establish such committees.

During fiscal 2006 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

At the present time we do not have an established procedure by which security holders can send communications to the Board of Directors. We do not believe such a procedure is necessary given the nature of our operations and the small number of record holders of our outstanding securities.

Item 13 - Exhibits

Exhibit
No.       Description
---       -----------

 3.1      Certificate of Incorporation of Robcor Properties, Inc. (1)
 3.2      By-laws of Robcor Properties, Inc. (1)
 4.1      Form of common stock certificate. (1)
10.1      Put Option Agreement, dated May 9, 2006 (2)
31.1 Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2 Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

     (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-126031) on June 22, 2005.
     (2) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 9, 2006.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Malone & Bailey, P.C. of Houston, Texas.

                                                    Year ended       Year ended
                                                   December 31,     December 31,
                                                       2006             2005
                                                   ------------     ------------

(1)  Audit fees                                    $     11,200     $     16,300
(2)  Audit-related fees                                     -0-              -0-
(3)  Tax fees                                               -0-              -0-
(4)  All other fees                                         -0-              -0-
                                                   ------------     ------------



We have considered whether the provision of any non-audit services, currently or in the future, is compatible with Malone & Bailey, PC maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Malone & Bailey, PC did not charge the Company any fees for financial information system design and implementation fees.

The Company's principal accountant, Malone & Bailey, PC, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                         Robcor Properties, Inc.

Dated: February 27, 2007                                   /s/ Timothy P. Halter
       -----------------                    ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: February 27, 2007                                   /s/ Timothy P. Halter
       -----------------                    ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Robcor Properties, Inc.
   Lexington, Kentucky

We have audited the accompanying balance sheet of Robcor Properties, Inc. as of December 31, 2006 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of Robcor Properties, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robcor Properties, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 19, 2007

                             ROBCOR PROPERTIES, INC.
                                  BALANCE SHEET
                                December 31, 2006


         ASSETS
Cash                                                                  $   2,302
Building, net of accumulated depreciation of $96,425                    932,575
                                                                      ---------
Total Assets                                                          $ 934,877
                                                                      =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
Accounts payable - related party                                      $  42,480
Accrued liabilities                                                       3,000

Deposit payable                                                           4,500
Mortgage payable                                                        820,252
                                                                      ---------
Total Liabilities                                                       870,232

Stockholders' Equity
  Preferred stock; no par value, 20,000,000 shares
   authorized, none issued and outstanding                                 --
   Common stock; no par value, 1,000,000,000 shares
   authorized, 2,541,000 issued and outstanding                         153,756
    Accumulated deficit                                                 (89,111)
                                                                      ---------
Total Stockholders' Equity                                               64,645
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 934,877
                                                                      =========








   The accompanying footnotes are an integral part of the financial statements

                             ROBCOR PROPERTIES, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2006 and 2005


                                                         2006           2005
                                                     -----------    -----------

Rent revenue                                         $    98,652    $    88,305

                                                     -----------    -----------
  Total revenue                                           98,652         88,305
                                                     -----------    -----------

Expenses
  General & administrative                                29,892         63,484
  Depreciation expense                                    34,300         31,500
  Interest expense                                        60,709         47,254
                                                     -----------    -----------
  Total expenses                                         124,901        142,238
                                                     -----------    -----------
Net loss                                             $   (26,249)   $   (53,933)
                                                     ===========    ===========


Basic and diluted net loss per share                 $     (0.01)   $     (0.02)
Weighted average
  shares outstanding                                   2,541,000      2,524,038








   The accompanying footnotes are an integral part of the financial statements


                             ROBCOR PROPERTIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2006 and 2005



                           Common        Common      Partners'     Accumulated
                           Shares        Stock        Capital        Deficit         Total
                        -----------   -----------   -----------    -----------    -----------
Balance
December 31, 2004              --     $      --     $   114,472    $    (8,928)   $    15,007
Stock exchange            2,500,000       114,472      (114,472)          --
Stock issued                 41,000        12,315        12,315
Net loss                       --            --            --          (53,933)       (11,512)
                        -----------   -----------   -----------    -----------    -----------

Balance
December 31, 2005         2,541,000       126,787          --          (62,861)        63,926
Capital contributions          --          26,969          --             --           26,969

Net loss                       --            --            --          (26,249)       (26,249)
                        -----------   -----------   -----------    -----------    -----------

Balance
December 31,2006          2,541,000   $   153,756   $      --      $   (89,110)   $    64,646
                        ===========   ===========   ===========    ===========    ===========











   The accompanying footnotes are an integral part of the financial statements

                             ROBCOR PROPERTIES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2006 and 2005


                                                            2006         2005
                                                         ---------    ---------
Cash Flows From Operating Activities:
  Net loss                                               $ (26,249)   $ (53,933)
  Adjustments to reconcile net loss
    to net cash provided by operating
       activities:
    Depreciation                                            34,300       31,500
    Changes in:
         Accounts payable                                     --         42,480
      Accrued liabilities                                    3,000         --
         Deposit payable                                      --          4,500
                                                         ---------    ---------
  Net Cash Provided By
         Operating Activities                               11,051       24,547
                                                         ---------    ---------
Cash Flows From Investing Activities:
    Purchase of building                                      --       (504,000)
                                                         ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from mortgage payable                           477,000      499,000
  Payments on mortgage payable                            (518,979)     (25,639)
  Net proceeds from the sale of common stock                  --         19,500
  Contributed capital by owner                              26,969        1,510
  Common Stock reduced by stock issue costs                   --         (8,695)
                                                         ---------    ---------
  Net Cash Provided By
     (Used In) Financing Activities                        (15,010)     485,676
                                                         ---------    ---------
Net change in cash                                          (3,959)       6,223
Cash at beginning of period                                  6,261           38
                                                         ---------    ---------
Cash at end of period                                    $   2,302    $   6,261
                                                         =========    =========

Supplemental Information:
         Interest paid                                   $  60,709    $  48,948
         Income taxes paid                                    --           --








   The accompanying footnotes are an integral part of the financial statements

                             ROBCOR PROPERTIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES


Nature of business. Robcor Properties, Inc ("Robcor") was organized in Florida on May 6, 2005 as a corporation. Robcor was previously known as Robcor, LLC, a limited liability company. A share exchange occurred and all ownership and operations were transferred to Robcor. Robcor is authorized to issue 1,000,000 shares of no par value common stock and 20,000,000 shares of no par value preferred stock. Robcor's articles of organization do not specify a termination date. Robcor owns and operates rental real estate in Lexington, Kentucky.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows,considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2006, cash only consisted of monies held in checking accounts.

Revenue   Recognition.   recognizes  revenue  when  persuasive  evidence  of  an
arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

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


NOTE 2 - GOING CONCERN

Robcor's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $89,111 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2006, all of which raise substantial doubt about Robcor's ability to continue as a going concern.

Management's plans for Robcor's continued existence include selling additional stock or borrowing additional funds to pay overhead expenses while proceeding with its current business plan.

Robcor's future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that Robcor will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

Robcor's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 - MORTGAGE LOAN PAYABLE

The bank mortgage loan payables are collateralized by the building, and any building improvements, owned by Robcor, with the terms as follows:



Community Trust Bank
--------------------
     Borrowed on January 28,2004, monthly
     payments of $2,650, consisting of
     interest, computed at 4.74% of the
     outstanding balance; The mortgage
     loan matures on January 28, 2009 with a
     balloon payment of $330,008.                                        351,206

Community Trust Bank
--------------------
     Borrowed on March 9, 2005, monthly
     payments of $3,432, consisting of
     interest, computed at a variable
     interest rate of the outstanding
     balance; The mortgage loan matures
     on March 9, 2008 with a balloon
     payment on the remaining principal
     balance; This loan was repaid
     in August 2006.                                                        --

Republic Bank and Trust
-----------------------
     Borrowed on August 18, 2006, monthly
     Payments of $3,401, consisting of
     interest, computed at 7% of the
     outstanding balance; The mortgage
     loan matures on August 18, 2016 with a
     balloon payment of $128,168.                                        469,046
                                                                        --------
Total                                                                   $820,252
                                                                        ========

Aggregate principal payments due at December 31, 2006 under all mortgages through maturity dates are:

               2007                           $ 28,874
               2008                             47,538
               2009                            359,417
               2010                             31,535
               2011                             33,814
               Thereafter                      319,074
                                              --------
               Total                          $820,252
                                              ========


NOTE 4 - INCOME TAXES

Robcor uses the asset & liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006, Robcor incurred net losses and, therefore, has no tax liability. The net deferred tax asset has been fully reserved. The cumulative net operating loss carry-forward is approximately $89,000 at December 31, 2006, and will expire in the years 2023 to 2026.

At December 31, 2006, deferred tax assets and liabilities consisted of the following:

               Deferred tax assets
                 Net operating losses                $    31,189
                 Accrued expenses                          1,050

               Deferred tax assets
                 Tax over book depreciation               (4,550)

                 Less: valuation allowance               (27,689)
                                                     -----------

               Net deferred tax asset                $      --
                                                     ===========

As noted in Note 6, an event has occurred which will result in a limitation on the net operating loss carryforward under Section 382 of the IRS code. This amount has not been calculated at this time.

NOTE 5 - FUTURE MINIMUM RENTS

As of December 31, 2006, Robcor owned two properties that were leased to two tenants under a net operating lease with initial terms extending to the year 2009 for $3,500 and $4,500 to $4,800 per month depending on changes in the base prime lending rate. Generally, the lease grants the tenant renewal options. Future minimum rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses are as follows:

          Year                 Minimum Rent
          --------------       -------------

          2007                    $ 96,000
          2008                      96,000
          2009                      96,000
          Thereafter                     -
                                  --------
          Total                   $288,000
                                  ========

NOTE 6 - COMMON STOCK

On May 9, 2006, Halter Financial Investments, L.P., a Texas limited partnership purchased for $500,000 cash 1,290,000 outstanding shares of restricted stock from Mike Heitz, the then principal stockholder. Prior to the sale Mr. Heitz beneficially owned approximately 98% of the total number of shares of common stock of Robcor. Following its purchase of the shares, HFI became the holder of approximately 51.0% of the Robcor's issued and outstanding common capital stock.


A 10:1 (ten-to-one) reverse split of Robcor's common shares was implemented on July 3, 2006, resulting in 2,541,000 total outstanding common shares. All share and per share information has been retroactively restated in the financial statements to reflect the reverse stock split.


NOTE 7 - RELATED PARTY TRANSACTIONS

During 2006 and 2005, Robcor had a payable outstanding to a shareholder for reimbursement of company expenses. The payable is non-interest bearing, due on demand, and unsecured.