Form 10QSB/A
period 2006-06-30
Robcor Properties Inc
filed 2007-03-07
CIK 1328003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from ___ to ___

                               File No. 333-126031

                             Robcor Properties, Inc.
                 (Name of small business issuer in our charter)

            Florida                                                   20-3215854
(State or other jurisdiction of                                        IRS I.D.
 incorporation or organization)

                               3505 Castlegate Ct.
                               Lexington, KY 40502
                    (Address of principal executive offices)

                   Registrant's telephone number: 859-268-6264

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,541,000 shares of common stock outstanding as of August 4, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Explanatory Note

This Form 10-Q/A amends the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 9, 2006, by amending the cover page of the original Form 10-QSB to indicate that the Company is a "shell company" as defined in Rule 12b-2 under the Exchange Act. The information in this Form 10-QSB/A is as of August 9, 2006, the date the Company filed the original Form 10-QSB, and this amended report has not been updated to reflect other events occurring after the filing of the original Form 10-QSB, or to modify or update those disclosures affected by subsequent events.

As required by Rule 12b-15 under the Exchange Act, as amended, new Section 302 certifications by the Company's principal executive and financial officers are being filed with this Form 10-QSB/A as exhibits to this report.

Item 6.   Exhibits

          SEC
Exhibit   Ref.
No.       No.  Title of Document                                 Location
---       ---  -----------------                                 --------
31.1      31   Section 302 Certification of Chief Executive/     Original Filing
               Chief Financial Officer dated August 8, 2006


31.2      31   Section 302 Certification of Chief Executive          This Filing
               Officer dated February 28, 2007

31.3      31   Section 302 Certification of Chief Financial          This Filing
               Officer dated February 28, 2007

32.1      32   Section 1350 Certification of Chief Executive/    Original Filing
               Chief Financial Officer dated August 8, 2006

32.2      32   Section 1350 Certification of Chief Executive         This Filing
               Officer dated February 28, 2007

32.3      32   Section 1350 Certification of Chief Financial         This Filing
               Officer dated February 28, 2007

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Robcor Properties, Inc.



Date: March 7, 2007                                  /s/ Timothy P. Halter
                                                     ---------------------------
                                                     Timothy P. Halter
                                                     Chief Executive Officer and
                                                     Chief Financial Officer