Form 10QSB/A
period 2006-09-30
Robcor Properties Inc
filed 2007-03-07
CIK 1328003

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

                                Explanatory Note

This Form 10-Q/A amends the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2006, which was filed with the Securities and Exchange Commission on November 13, 2006, by amending the cover page of the original Form 10-QSB to indicate that the Company is a "shell company" as defined in Rule 12b-2 under the Exchange Act. The information in this Form 10-QSB/A is as of November 13, 2006, the date the Company filed the original Form 10-QSB, and this amended report has not been updated to reflect other events occurring after the filing of the original Form 10-QSB, or to modify or update those disclosures affected by subsequent events.

As  required  by  Rule  12b-15   under  the  Exchange   Act,  as  amended,   new
certifications by the Company's principal executive and financial officers are being filed with this Form 10-QSB/A as exhibits to this report.

Item 6.   Exhibits

          SEC
Exhibit   Ref.
No.       No.  Title of Document                                 Location
---       ---  -----------------                                 --------
31.1      31   Section 302 Certification of Chief Executive/     Original Filing
               Chief Financial Officer dated November 13, 2006
31.2      31   Section 302 Certification of Chief Executive      This Filing
               Officer dated February 28, 2007
31.3      31   Section 302 Certification of Chief Financial      This Filing
               Officer dated February 28, 2007
32.1      32   Section 1350 Certification of Chief Executive/    Original Filing
               Chief Financial Officer dated November 13, 2006
32.2      32   Section 1350 Certification of Chief Executive     This Filing
               Officer dated February 28, 2007
32.3      32   Section 1350 Certification of Chief Financial     This Filing
               Officer dated February 28, 2007

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