Form 10-Q
period 2007-03-31
Robcor Properties Inc
filed 2007-05-15
CIK 1328003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number:  333-126031

Robcor Properties, Inc.

(Exact name of Registrant as specified in its charter)

Florida	20-3215854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Redpoint Bio Corporation, 7 Graphics Drive, Ewing, New Jersey 08628

(Address of principal executive offices) (Zip Code)

(609) 637-9700

(Registrant’s Telephone Number, Including Area Code)

2005 Eastpark Boulevard, Cranbury, New Jersey 08512-3515

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                             Accelerated Filer ☐                             Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of May 14, 2007 was 78,668,675.

ROBCOR PROPERTIES, INC.

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS (unaudited):	3

	Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2007 and the period from August 16, 1995 (inception) to March 31, 2007	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2007 and the period from August 16, 1995 (inception) to March 31, 2007	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4T.	CONTROLS AND PROCEDURES	20

PART II:	OTHER INFORMATION	21

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 1A.	RISK FACTORS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

ITEM 6.	EXHIBITS	42

SIGNATURES		43

ITEM 1.  FINANCIAL STATEMENTS

ROBCOR PROPERTIES, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$974,378	$16,722,434
Accounts receivable	—	1,940,851
Prepaid expenses and other current assets	72,697	158,098
Total current assets	1,047,075	18,821,383
Property and equipment, net	840,435	736,019
Deferred financing costs	308,456	—
Other assets	355,816	308,475
Total assets	$2,551,782	$19,865,877
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Convertible notes payable	$3,462,359	$—
Current portion of long-term debt	574,132	573,590
Accounts payable	833,739	745,069
Accrued expenses	351,650	207,655
Accrued compensation	704,964	923,149
Deferred revenue	—	1,001,429
Total current liabilities	5,926,844	3,450,892
Long-term debt	635,344	497,535
Deferred revenue	—	928,571
Total liabilities	6,562,188	4,876,998

Redeemable convertible preferred stock, $0.0001 par value;
Series A convertible preferred stock; issued and outstanding 6,444,835 shares (liquidation value of $16,350,586 at December 31, 2006)	16,217,778	—
Junior preferred stock; issued and outstanding 236,987 shares (liquidation value of $622,787 at December 31, 2006)	497,673	—

Stockholders’ equity (deficit):
Preferred stock; 20,000,000 shares authorized, none issued	—	—
Common stock; authorized 1,000,000,000 shares; issued and outstanding 4,439,345 at December 31, 2006 and issued and outstanding 62,584,328 shares at March 31, 2007	1,569,141	42,556,192
Deficit accumulated during development stage	(22,294,998)	(27,567,313)
Total stockholders’ equity (deficit)	(20,725,857)	14,988,879
Total liabilities and stockholders’ equity (deficit)	$2,551,782	$19,865,877

See accompanying notes to the unaudited consolidated financial statements.

ROBCOR PROPERTIES, INC.
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		August 16 1995 (Inception) to
	2006	2007	March 31, 2007

Research and grant revenue	$—	$40,851	$4,273,712
Operating expenses:
Research and development	908,381	2,568,500	15,092,253
General and administrative	707,206	911,259	10,995,153
Total operating expenses	1,615,587	3,479,759	26,087,406

Operating loss	(1,615,587)	(3,438,908)	(21,813,694)

Interest income	15,875	20,974	206,171
Interest expense	(42,274)	(1,629,535)	(3,266,107)
Loss before income taxes	(1,641,986)	(5,047,469)	(24,873,630)
Income tax benefit	—	—	719,206
Net loss	(1,641,986)	(5,047,569)	$(24,154,424)
Accretion of redeemable convertible preferred stock	(283,792)	(224,846)
Net loss applicable to common stockholders	$(1,925,778)	$(5,272,315)
Basic and diluted net loss per common share	$(0.43)	$(0.30)
Weighted average of shares outstanding	4,493,130	17,321,241

See accompanying notes to the unaudited consolidated financial statements

ROBCOR PROPERTIES, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			August 16, 1995 (Inception) to
	Three Months Ended March 31,		March 31,
	2006	2007	2007
Cash flows from operating activities:
Net loss	$(1,641,986)	$(5,047,469)	$(24,154,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101,458	104,416	1,120,738
Options, warrants and stock issued for services and dilution provisions	10,237	1,721,160	2,113,293
Beneficial conversion feature	—	1,228,565	1,228,565
Amortization of discount on convertible notes	—	302,032	899,935
Amortization of deferred financing costs	(9,907)	31,012	128,170
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	—	(1,940,851)	(1,940,851)
Prepaid expenses and other assets	(117,334)	(99,833)	(758,516)
Accounts payable	222,417	219,786	1,053,525
Accrued expenses and accrued compensation	53,638	85,020	1,141,634
Deferred revenue	—	1,930,000	1,930,000
Net cash used in operating activities	(1,381,477)	(1,466,162)	(16,740,258)
Cash flows from investing activities:
Purchases of property and equipment	(6,350)	—	(1,856,757)
Net cash used in investing activities	(6,350)	—	(1,856,757)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	2,085,810
Net proceeds from convertible notes	—	—	5,253,811
Payments of debt	(120,161)	(138,351)	(1,014,685)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	17,352,569	17,394,187
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	(120,161)	17,214,218	35,319,449
Net increase (decrease) in cash and cash equivalents	(1,507,988)	15,748,056	16,722,434
Cash and cash equivalents, beginning of period	2,557,680	974,378	—
Cash and cash equivalents, end of period	$1,049,692	$16,722,434	$16,722,434
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of notes payable and accrued interest to preferred stock	$—	$—	$1,446,395
Conversion of notes payable and accrued interest to common stock	—	3,896,001	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	16,940,297	16,940,297
Accretion of preferred stock	283,792	224,846	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	40,414	27,510	346,584

See accompanying notes to the unaudited consolidated financial statements.

ROBCOR PROPERTIES, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1                Basis of Presentation

The accompanying unaudited consolidated financial statements of Robcor Properties, Inc. (“Robcor” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. (See Note 2 for discussion of impact of reverse merger.) Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Redpoint Bio Corporation (“Redpoint”).  Intercompany transactions and balances are eliminated in consolidation.

For further information, refer to the 2006 financial statements and footnotes thereto of Redpoint included in the Company’s Form 8-K dated March 16, 2007 filed with the SEC.

2                Reverse Merger and Financing

Completion of Merger

Robcor, a Florida corporation, and its newly-formed subsidiary, Robcor Acquisition Corp., a Delaware corporation (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 12, 2007, by and among, Redpoint Bio Corporation, a privately-held Delaware corporation (“Redpoint”), on the one hand, and Robcor, Merger Sub, Robcor LLC, a Kentucky limited liability company and wholly-owned subsidiary of Robcor (“Robcor LLC”) and Halter Financial Investments, L.P., a Texas limited partnership (“Halter”), and Michael Heitz (“Heitz”), as stockholders of Robcor, on the other hand.  Pursuant to the Merger Agreement, Merger Sub, which Robcor had incorporated in the state of Delaware for the purpose of completing the transaction, merged into Redpoint (the “Merger”) on March 12, 2007 (the “Closing” or the “Closing Date”) with Redpoint continuing as the surviving entity in the Merger.  As a result of the Merger, Redpoint became a wholly-owned subsidiary of the Company.  In connection with the Merger, each share of capital stock of Redpoint was converted into 2.7820 shares of Common Stock of Robcor and all of Redpoint’s convertible promissory notes were converted into shares of Common Stock of Robcor.

Redpoint was deemed to have been the accounting acquirer in the Merger.  Accordingly, the financial statements of the Company presented reflect the historical results of Redpoint prior to the Merger, and of the combined entities following the Merger, and do not include the historical financial results of Robcor prior to the consummation of the Merger. Stockholders’ equity (deficit) has been retroactively restated as of December 31, 2006 to reflect the capital structure of Robcor after giving effect to the Merger.

Private Placement

Concurrently with the completion of the Merger, Robcor received $17.2 million in net proceeds from the initial closing of a private placement of approximately 24.7 million shares Common Stock at a price of $0.81 per share, and warrants to purchase approximately 6.2 million shares of Robcor Common Stock at an exercise price of $1.35 per share (the “Private Placement”).  The initial closing of the Private Placement occurred on March 12, 2007, concurrently with the completion of the Merger.

In connection with the Private Placement, Redpoint engaged two placement agents which were issued five-year warrants to buy approximately 2.0 million shares of Robcor Common Stock equal to 10% of the number of shares of Common Stock sold in the Private Placement at an exercise price of $0.97 per share; provided, however, no warrants were issued to the placement agents with respect to shares and warrants sold to existing Redpoint stockholders.

On April 6, 2007, Robcor sold an additional 16.1 million shares of Common Stock and warrants to purchase 4.0 million shares of Common Stock which resulted in net proceeds of approximately $11.2 million.

3                Summary of Significant Accounting Policies

(a)                      Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

(b)                      Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of bank deposits and investments in money market mutual funds. Cash equivalents subject the Company to concentrations of credit risk. However, the Company has invested only in money market mutual funds that invest substantially all of their assets in obligations of the U.S. government.

(c)                       Revenue Recognition

Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Nonrefundable up-front fees are deferred and recognized as revenue in the period the earnings process is complete based on the terms of the specific agreements. Revenue from research and development agreements and government grants is recognized pursuant to the related agreements as work is performed and related costs are incurred. Revenue resulting from the achievement of milestone events as defined in the agreements is recognized when the milestone is achieved.

(d)                      Research and Development

Research and development costs are charged to expense as incurred. These expenses include internal research and development conducted on behalf of the Company by third parties, including sponsored university-based research agreements and clinical study vendors. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

(e)                       Stock-Based Compensation

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) under which the Company recognizes compensation cost for awards to employees and nonemployee board members based on the grant-date fair value of stock-based awards over the period during which an award holder is required to provide service in exchange for the award. No compensation cost is recognized for awards for which the award holder does not render the requisite service.

(f)                         Net Loss per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of Common Stock outstanding.

As of March 31, 2007, the Company has outstanding certain options and warrants, which have not been used in the calculation of diluted net loss per share because, to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

(g)       Income Taxes

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through March 31, 2007, we determined that we had no liability for uncertain income taxes as prescribed by FIN 48. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense.  Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization. We do not anticipate any events during 2007 that would require the Company to record a liability related to any uncertain income taxes.

4                Convertible Notes Payable

In May, June and October 2006, the Company entered into a convertible debt financing agreement with certain of its existing investors which provided for $4,116,774 in funding. The Company issued 5% secured promissory notes (the Promissory Notes) with principal amounts totaling $4,093,024 and warrants to purchase shares of a new series of preferred stock that may be designated in the future in a Qualified Financing, as defined.  The Promissory Notes were due on the earliest to occur of: (i) demand by holders of a majority of the outstanding principal at any time after the one year anniversary of the initial May closing; (ii) a Liquidation Event, as defined; and (iii) the two-year anniversary of the initial May closing.  In connection with the Merger, the Promissory Notes and accrued interest were converted into 5,223,522 shares of Common Stock and warrants were exercised resulting in the issuance of 2,033,175 shares of Common Stock.

In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company allocated the proceeds from the financing between the Promissory Notes and warrants based on their relative estimated fair values.  The relative fair value of the warrants of $1,228,565 was recorded against the carrying value of the Promissory Notes as an original issue discount (OID) which was being amortized as interest expense over the one year anniversary of the initial May issuance date of the Promissory Notes until the closing of Merger. During the three months ended March 31, 2007, the Company recognized a noncash charge to interest expense of $302,032 for the amortization of the OID.

In accordance with Emerging Issues Task Force (EITF) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, after considering the allocation of the proceeds to the Promissory Notes, the Company determined that the Promissory Notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the Promissory Notes due to the fact that the original carrying value of Promissory Notes, after allocation of the proceeds, would be less than the purchase price of the new series of preferred stock paid by investors in the new series. In accordance with EITF No. 98-5, the Contingent BCF of $1,228,565 was recognized as additional interest expense during the three months ended March 31, 2007 when the Promissory Notes were converted into shares of the Common Stock.

5                Stockholders’ Equity

(a)                                             Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of Common Stock to a founder and shareholder of the Company pursuant to certain antidilution protection.  The Company recorded a charge of $1.6 million to research and development expenses, which represents the fair value of these shares.

(b)                                             Warrants

As of March 31, 2007, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration

138,446	$0.15	December 2007

53,038	$0.75	December 2012

6,182,287	$1.35	March 2010

1,977,602	$0.97	March 2012

In connection with the April closing of the Private Placement, warrants to purchase an additional 4,015,051 shares at $1.35 and 1,597,304 shares at $0.97 were issued.

(c)                                  Stock Option Plans

In November 2003, the Company adopted the 2003 Stock Incentive Plan, as amended (the 2003 Plan), that authorizes the Company to grant up to 6,523,790 shares of Common Stock to eligible employees, directors, and consultants to the Company in the form of restricted stock and stock options. The amount and terms of grants are determined by the board of directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. Generally, options vest 25% upon the first anniversary of the date of grant and ratably each month thereafter through the fourth anniversary of the date of grant.

On March 12, 2007, the Company adopted the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan (“2007 Plan”), which provides for the issuance of up to 13,511,562 shares of Common Stock, subject to adjustment in certain circumstances.  In connection with the adoption of the 2007 Plan, the 2003 Plan merged with and into the 2007 Plan and no additional grants may be made thereafter under the 2003 Plan.  Outstanding grants under the 2003 Plan will continue in effect in accordance with their terms as in effect before March 12, 2007 and the shares with respect to outstanding grants under the 2003 Plan will be issued or transferred under the 2007 Plan.  The 2007 Plan is now the Company’s only plan in effect.

On April 20, 2007, the Company approved an amendment to the 2007 Plan, which increased the maximum number of shares of Common Stock reserved for issuance under the 2007 Plan by an additional 4,132,705 shares from 13,511,562 to 17,644,267 shares of Common Stock.

The following is a summary of stock option activity under the Plan during the three months ended March 31, 2007:

	Number of	average	contractual
	shares	exercise price	term
Outstanding at December 31, 2006	5,426,049	$0.16
Granted	4,874,516	0.81
Forfeited	1,105,690	0.60
Outstanding at March 31, 2007	9,194,875	0.45	8.7 years

All options granted to date have exercise prices equal to the estimated fair value of the underlying Common Stock on the date of grant as determined by the board of directors. As of March 31, 2007, there were 4,316,687 shares of Common Stock available for grant under the 2007 Plan.

The per-share weighted average fair value of the options granted during the three months ended March 31, 2007 and 2006 was estimated at $0.53 and $0.28, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $109,009 and $10,237 of compensation expense pursuant to SFAS 123R for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $2.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.9 years.

(d)                                 Registration Rights

The Company intends to file a “resale” registration statement with the SEC covering all shares of Common Stock issued in the Private Placement and in connection with the Merger, including shares of Common Stock into which any warrants are exercisable, no later than 60 days after the final closing of the Private Placement. The Company will use its best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 150 days after the final closing of the Private Placement, and to maintain its effectiveness until such time as all securities registered under the registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier.  If the “resale” registration statement is not timely filed or timely declared effective by the SEC, a 1% penalty will be assessed until the registration statement is either filed or declared effective, capped at 12%.  The penalty will be payable monthly in either cash or additional shares of Common Stock, as determined by the Company.

6                Research and Development Collaboration

On March 27, 2007, Redpoint entered into a Joint Research and Development and License Agreement (the “Agreement”) with Givaudan Schweiz AG, a Swiss company (“Givaudan”), for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  Under terms of the Agreement, Redpoint will receive an upfront payment of $1.3 million and research funding over the initial 3.5 year term of the Agreement, of up to $11.6 million.  Redpoint will also be eligible to receive milestone payments of up to $2.5 million as well as royalty payments based on global sales of Givaudan products that contain flavor systems incorporating compound developed under the collaboration.  As of March 31, 2007, the Company has recorded a receivable and corresponding deferred revenue balance related to the upfront payment and $600,000 of research and development funding that the Company is contractually owed for the second quarter of 2007.  The upfront payment of $1.3 million will be recognized as revenue on a straight-line basis over the initial term of the Agreement.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements that we may make from time to time, including, without limitation, statements contained in this Quarterly Report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be made directly in this Quarterly Report, and they may also be made a part of this Quarterly Report by reference to other documents filed with the SEC, which is known as “incorporation by reference.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:  our need for additional capital to fund the current level of our research and development programs, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon food, ingredient and pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreement; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.  All subsequent forward-looking statements attributable to Robcor Properties, Inc. (Robcor), Robcor’s wholly-owned subsidiary, Redpoint Bio Corporation (Redpoint), or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Introduction

Robcor was organized on May 6, 2005 as a Florida corporation to acquire all the interests of Robcor, LLC, a Kentucky limited liability company, through an exchange of Robcor shares for member interests in Robcor, LLC.  Through Robcor, LLC, Robcor was engaged in the ownership and leasing of industrial buildings.

On May 9, 2006, Robcor’s stockholder, Michael Heitz entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership, also referred to herein as HFI, pursuant to which Mr. Heitz sold 1,290,000 shares of Robcor’s common stock, no par value, to HFI for a purchase price of $500,000.  Also on May 9, 2006, HFI, Mr. Heitz and Robcor entered into a Put Option Agreement providing that Mr. Heitz may require HFI to purchase up to 50,000 shares of common stock of Robcor at a price per share of $3.00 at any time during the period of time commencing January 2007 and ending six months after Robcor’s completion of a transaction whereby Robcor acquires operating control, or substantially all of the assets, of a privately held corporation generating revenues as reported in financial statements audited in conformity with accounting practices generally accepted in the United States.  In addition, under the terms of the agreement, Heitz was required to deliver to Robcor 1,150,000 shares of common stock of Robcor in exchange for Robcor’s membership interest in Robcor, LLC simultaneous with the closing of a going public transaction.

On March 12, 2007, Robcor entered into the Agreement and Plan of Merger, by and among Redpoint, on the one hand, and Robcor, Robcor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Robcor (Merger Sub), Robcor, LLC, a Kentucky limited liability company and wholly-owned subsidiary of Robcor (Robcor, LLC) and Halter Financial Investments, L.P., a Texas limited partnership, and Michael Heitz, as stockholders of Robcor, on the other hand, which we refer to as the Reverse Merger Agreement.  The transactions contemplated by the Reverse Merger Agreement (the Closing) were consummated on March 12, 2007 (the Closing Date).

Pursuant to the Reverse Merger Agreement, on the Closing Date, Merger Sub merged with and into Redpoint, which we refer to as the Reverse Merger, with Redpoint being the surviving corporation and becoming a wholly-owned subsidiary of Robcor, and the outstanding shares of capital stock, convertible notes and certain warrants to purchase capital stock of Redpoint were converted into an aggregate of 35,073,259 shares of common stock of Robcor in accordance with the Delaware General Corporation Law, or DGCL, on the terms and conditions as set forth in the Reverse Merger Agreement.

Additionally, on the Closing Date, Robcor cancelled and extinguished 1,150,000 shares of common stock of Robcor held by its stockholder Michael Heitz in exchange for the transfer to Mr. Heitz, simultaneous with the Closing, of Robcor’s membership interest in Robcor, LLC held prior to the Closing Date.  This summary of the Reverse Merger is qualified in its entirety by reference to the actual agreement, a copy of which was filed as an exhibit to Robcor’s Current Report on Form 8-K, filed with the SEC, on March 13, 2007.

Contemporaneously with the Reverse Merger, Redpoint and Robcor completed the first closing of a private placement, which we refer to as the Private Placement, of an aggregate of 24,729,060 shares of common stock of Robcor at a price of $0.81 per share, together with three-year warrants to buy 25% of the number of shares of common stock of Robcor purchased at a cash exercise price of $1.35 per share (the Investor Warrants), raising approximately $20.0 million of gross proceeds.  On April 6, 2007, Redpoint and Robcor completed the second and final closing of the Private Placement of an aggregate of 16,084,347 shares of common stock of Robcor at a price of $0.81 per share, together with Investor Warrants, raising an additional $13 million of gross proceeds, bringing the total Private Placement gross proceeds to $33 million.  Upon the completion of the final closing of the Private Placement, Robcor had a total of 78,668,675 shares of common stock of Robcor issued and outstanding, and the former stockholders of Redpoint and the investors in the Private Placement hold in the aggregate approximately 98.2% of such outstanding shares of common stock of Robcor.  The consummation of the transactions contemplated by the Reverse Merger Agreement resulted in a change of control of Robcor.

Following the Reverse Merger on March 12, 2007 in which Redpoint became our wholly-owned operating subsidiary, the business of Redpoint constitutes all of our operations.  Redpoint was deemed to have been the accounting acquirer in the Reverse Merger.  Accordingly, the financial statements of the

Company presented in Item 1 “Financial Statements” reflect the historical results of Redpoint prior to the Reverse Merger, and of the combined entities following the Reverse Merger, and do not include the historical financial results of Robcor prior to the consummation of the Reverse Merger.  Stockholders’ equity (deficit) has been retroactively restated as of December 31, 2006 to reflect the capital structure of Robcor after giving effect to the Reverse Merger.

This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report and the financial statements of Redpoint included in our Form 8-K dated March 16, 2007.  With respect to this discussion, the terms “Redpoint,” the “Company,” “we,” “us,” and “our” refer to Redpoint Bio Corporation.

Overview

Redpoint is a development stage biotechnology company focused on discovering, developing, and commercializing ingredients that improve the taste of medicines and consumer health care products and enhance the nutritional value of foods and beverages.  We use our technology to discover and develop products for partners and for our own pipeline.

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2007.  As of March 31, 2007, Redpoint had an accumulated deficit of $27.6 million and anticipates incurring additional losses for at least the next several years.  We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  Through March 31, 2007, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants.  In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds.  On April 6, 2007, we completed the final closing of the private placement raising an additional $11.2 million of net proceeds, bringing the total private placement net proceeds to $28.4 million.

On March 27, 2007, we entered into a Joint Research and Development and License Agreement, which we refer to as the Givaudan Agreement, with Givaudan Schweiz AG, a Swiss company (Givaudan), for the development and commercialization of compounds that enhance sweetness or savory sensation (Enhancer Compounds), as well as compounds that block or desensitize bitter taste (Bitter Blocker Compounds) for use in the food and beverage industry, which we refer to as the Field.  Under the Givaudan Agreement, Redpoint and Givaudan will collaborate exclusively with each other to discover and develop Enhancer Compounds and Bitter Blocker Compounds that act primarily through the modulation of the TRPM5 channel (Collaboration Compounds) pursuant to the research plan and the development plan, respectively.  In consideration of our agreement to conduct research and develop Collaboration Compounds and grant exclusive licenses and other rights to Givaudan pursuant to the terms and conditions of the Givaudan Agreement, Givaudan agreed to pay us an upfront technology fee in the amount of $1.3 million and provide research funding to us over the initial 3.5 year term of the Givaudan Agreement of up to $11.6 million.  Givaudan will also reimburse us for costs incurred by Redpoint in connection with obtaining certain regulatory approvals.  In addition, Givaudan also agreed to pay us milestone payments of up to $2.5 million upon the achievement of specified development and commercialization events set forth in the Givaudan Agreement.  Givaudan will make royalty payments to us, including an annual minimum royalty and royalty payments based on net sales of Givaudan products that contain the Collaboration Compounds for use in the Field.  We will make certain limited payments to Givaudan relating to the use of the Collaboration Compounds outside the Field.

Our discovery programs capitalize on advances in taste science and our know-how to create new products.  We believe these products may have the potential to make processed foods and beverages healthier and enhance the acceptability, safety and efficacy of many types of pharmaceutical products.  We have developed an integrated discovery platform and identified prototype compounds for both enhancement of sweet and savory taste and blocking bitter taste.  To leverage our technology in the food and beverage markets, in addition to our existing agreement with Givaudan, we intend to partner with other major ingredient suppliers, or food and beverage companies, to develop and commercialize taste enhancers through strategic collaborations and licensing agreements.  In addition, we plan to use our technology to discover aversive taste blockers, principally to develop a pipeline of proprietary taste-modified pharmaceutical products.  We may develop such products ourselves or partner with pharmaceutical companies who are seeking to extend the patent life or enhance the performance of their products.  We have identified several categories of products where patient acceptability, or the potential for novel formulation options, are currently limited due to the intense bitter or other aversive taste of the active pharmaceutical ingredient (API).  We plan to incorporate the proprietary bitter taste or aversive taste blockers found through our discovery programs with drugs of proven safety and efficacy to create novel, valued-added formulations.  We have not yet developed any products that are commercially available.

Our research and development efforts are currently focused upon the identification of two novel compounds for taste modification.  We are working to identify a compound that can be used to enhance the taste of both sweet and savory flavors in a wide variety of food and beverage applications.  Additionally, we are working to identify a compound that could act as a universal bitter taste blocker for use both in our pharmaceutical product pipeline and for collaborative formulation development programs with major pharmaceutical companies.  We intend to design our compounds to be safe and effective in minute quantities, and to be able to incorporate them into food and pharmaceutical products through the GRAS (Generally Recognized as Safe) determination/notification process.  Although the GRAS process involves extensive testing to insure safety in use, the overall time required (estimated to be 18-24 months) and development costs incurred (estimated to be $1-2 million per compound) are modest compared to the size of the accessible markets.  Moreover, a single GRAS-determined taste enhancer can potentially be used in a wide range of food applications.  In addition, a GRAS determination is heavily relied upon by the Food and Drug Administration (FDA) to evaluate the safety and inclusion of flavor modifiers into pharmaceutical products.  A single aversive taste blocker can potentially be used to create a multitude of new drug formulations that in many cases may be patentable in their own right.  New drug product or product variations will require FDA approval through the new drug approval, or NDA, process.  We believe there may be additional potential applications for our technology for the modification of aversive taste sensations in food products, as well as potential for discovering novel compounds for other pharmaceutical applications.

Revenue

To date, our revenue has come solely from corporate collaborations, licensing agreements and government grants.  Since our inception, we have undertaken research projects for which we were the recipient of several Small Business Innovative Research, or SBIR, Awards. The SBIR Awards were sponsored by the National Institutes of Health. The last SBIR related research project was completed in 2004.

To leverage our technology in the food and beverage markets, in March 2007, we entered into the Givaudan Agreement where we are collaborating exclusively with each other to discover and develop Enhancer Compounds and Bitter Blocker Compounds that act primarily through the modulation of the TRPM5 channel.  We also intend to partner with other major ingredient suppliers, or food and beverage companies, to develop and commercialize taste enhancers that act through a variety of other newly discovered mechanisms of taste sensation in exchange for technology access fees, research funding, product development milestones, and product royalties.

In addition to developing our own pharmaceutical formulations, we plan to form agreements with pharmaceutical companies to develop and market liquid and innovative pharmaceutical formulations in exchange for technology access fees, research funding, product development milestones and product royalties. We have identified a broad selection of potential products for development, including both liquid formulations and innovative formulations that we believe would be attractive licensing candidates.  In general, our strategy involves the development of a prototype formulation demonstrating the effectiveness of our technology by combining the target API with our GRAS-approved bitter or other aversive taste blocker.  Some products could incorporate third-party APIs that could constitute line extensions to be marketed to the API patent holder.  Additional prototype products could be developed with either soon-to-be or patent-expired APIs.  These products could either be licensed to the original patent holder to create a line extension, or to a generics company wishing to market a differentiated or branded generic product.

Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

Research and Development

Our research and development expense consist primarily of internal costs associated with our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf.  Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies.  We charge research and development costs to operations as incurred.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related benefit expenses for business development, financial, legal and other administrative functions.  In addition, we incur external costs for professional fees for legal, patent and accounting services.  We expect that our general and administrative expenses, both internal and external, will increase as we are now a public company.

Results of Operations

Three months ended March 31, 2007 compared to March 31, 2006

Research and Grant Revenue.  We recorded revenue of $41,000 during the three months ended March 31, 2007 from the commencement of the Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  During the three months ended March 31, 2006 we did not generate any research and grant revenue, as we focused our efforts on advancing our technologies and did not enter into any discovery collaborations.

Research and Development Expenses.  Our research and development expenses were $2.6 million for the three months ended March 31, 2007 compared to $0.9 million for the three months ended March 31, 2006.  The increase was primarily attributable to a $1.6 million non-cash charge in connection with the issuance of approximately 2.0 million shares of our common stock related to anti-dilution protection for Dr. Margolskee, the Company’s founder.  Dr. Margolskee’s anti-dilution protection terminated upon completion of the private placement on April 6, 2007.  We anticipate that research and development expenses will increase as we advance our research and development programs covering our bitter blocker and taste enhancer programs.

General and Administrative Expenses. Our general and administrative expenses were $0.9 million for the three months ended March 31, 2007 compared to $0.7 million for the three months ended March 31, 2006.  The increase of $0.2 million was primarily related to a separation agreement that we entered into with a former officer.  We anticipate that general and administrative expenses will increase as we begin to incur costs relating to our operations as a public company and increase our investment in business development required to support our research and development efforts.

Interest Expense.  Interest expense was $1.6 million for the three months ended March 31, 2007 compared to $42,000 for the three months ended March 31, 2006.  In May 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding.  In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock.  We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values.  The fair value of the warrants were recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes.  During the three months ended March 31, 2007, we recognized a non-cash charge to interest expense of $0.3 million for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock.  Furthermore, in accordance with Emerging Issues Task Force (EITF) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, after considering the allocation of the proceeds to the promissory notes, the Company determined that the promissory notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the promissory notes due to the fact that the original carrying value of promissory notes, after allocation of the proceeds, would be less than the purchase price of the new series of stock paid by investors in the new series.  In accordance with EITF No. 98-5, the Contingent BCF of $1.2 million was recognized as additional non-cash interest expense when the promissory notes were converted into shares of common stock.

During 2005, we borrowed $2.0 million to finance the purchase of laboratory and office equipment at interest rates ranging between 9.4% and 10.4%.  Interest expense on these borrowings was $28,000 and $40,000 for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $16.7 million and working capital of $15.4 million.  Since inception, we have used $16.7 million of cash to fund our operating activities and $1.9 million for capital expenditures.  Through March 31, 2007, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $34.0 million, cash received from corporate collaborations totaling $2.4 million, government grants totaling $1.8 million, and capital equipment financing totaling $2.1 million.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds.  On April 6, 2007 we completed the final closing of our private placement raising an additional $11.2 million of net proceeds, bringing the total private placement net proceeds to $28.4 million.  On March 27, 2007, we entered into the Givaudan Agreement for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  Pursuant to the Givaudan Agreement, Givaudan agreed to pay us an upfront technology fee in the amount of $1.3 million and provide research funding to us over the initial 3.5 year term of the Givaudan Agreement of up to $11.6 million.  We believe that the net proceeds of approximately $28.4 million received from the private placement, and the funding we are receiving from Givaudan, should be sufficient to meet our operating and capital requirements at least through December 2008.

We expect that substantially all of our revenue for the foreseeable future will come from corporate collaborations, license agreements and interest earned on the proceeds from our sales of securities.  In the next nine months (through December 31, 2007), we expect to recognize $2.1 million as revenue from the Givaudan Agreement, which includes $0.3 million of the upfront technology fee which is being recognized as revenue over the related performance period and $1.8 million pursuant to research funding.  We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development.  There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.  In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants.  For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required.  There is no assurance that such financing will be available to us as needed.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of March 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$138,000	$138,000	—	—	—
Long-term debt	1,071,000	574,000	$497,000	—	—
License payments	325,000	25,000	75,000	$50,000	$175,000
	$1,534,000	$737,000	$572,000	$50,000	$175,000

In November 2005, we entered into a new 10 year lease agreement for space we intend to begin to occupy during May 2007.  The term of the lease commences on the date the space is ready for occupancy, as defined in the lease agreement.  The initial annual base rent is $0.3 million, subject to annual 2% increases.  The landlord has also agreed to finance, at interest rates ranging between 11% and 12%, up to $3.3 million of leasehold improvements that we would pay for as additional rent over the term of the lease.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Revenue from corporate collaborations and licensing agreements consist of up-front fees, research and development funding, and milestone payments.  Nonrefundable up-front fees are deferred and recognized as revenue over the related performance period.  We estimate the performance period based on the specific terms of each collaborative agreement, but the actual performance may vary.  We adjust the performance periods based on available facts and circumstances.  Revenue from research and development agreements and government grants is recognized pursuant to the related agreements as work is performed and related costs are incurred.  Revenue resulting from the achievement of substantive milestone events as defined in the agreements is recognized when the milestone is achieved.

Stock-Based Compensation

We follow SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) under which we recognize compensation cost for awards to employees and non-employee board members based on the grant-date fair value of stock-based awards over the period during which an award holder is required to provide service in exchange for the award.  No compensation is recognized for awards for which the award holder does not tender the requisite service.  At March 31, 2007, total unrecognized compensation expense related to non-vested stock options granted prior to that date was $2.1 million, which is expected to be recognized over a weighted average period of 3.9 years.

Prior to 2006, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for fixed-plan stock options granted to employees and directors.  Under APB Opinion No. 25, we did not record compensation expense for stock options since the current fair value of the underlying stock equaled the exercise price of the options.

In estimating the fair value of stock options, we use the Black-Scholes option-pricing model which requires us to make estimates about certain inputs regarding the volatility of our common stock and the expected term of our options.  Until there is significant public trading activity in our common stock, we will use the average historical volatility of a group of pubic company peers.  In addition, we have used the “simplified” method as described in SEC Staff Accounting Bulletin No. 108 to determine the expected life of our options.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value.  The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies.

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments.  We have no material currency exchange or interest rate risk exposure as of March 31, 2007.  Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4T.     CONTROLS AND PROCEDURES

(a)                                  Disclosure Controls and Procedures:  We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC.  Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) and, as required by the rules of the SEC, to evaluate their effectiveness.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

(b)                                Changes in Internal Controls.  There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are not currently required to comply with Section 404 (Management’s Annual Report on Internal Control Over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act.  We will be required to comply with Section 404 for the first time, and will be required to provide a management report on internal control over financial reporting, in connection with our Annual Report on Form 10-K for the year ending December 31, 2007.  In addition, we will be required to provide both a management report and an independent registered public accounting firm attestation report on internal controls in connection with our Annual Report on Form 10-K for the year ending December 31, 2008.  While we are not yet required to comply with Section 404 for this reporting period, we are preparing for future compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company’s management knows of no material existing or pending legal proceedings or claims against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation.  To the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the Company’s securities, or any associate of any such director, officer or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries in reference to pending litigation.

ITEM 1A.     RISK FACTORS

Risks Related To Our Business and Our Industry

Redpoint is a development-stage company.  We have incurred losses since inception and expect to incur significant net losses in the foreseeable future and may never become profitable.

Since our inception we have incurred significant losses and negative cash flows from operations.  As of March 31, 2007, we had an accumulated deficit of $27.6 million, and anticipate incurring additional losses for at least the next several years.  We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  We have not generated significant revenues in any particular year since our inception.  To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations.  If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market.  We believe our current capital resources will satisfy our planned capital needs through December 2008, but our activities will be limited.  Our future capital requirements will depend on many factors, including:

•                                          the progress of our research and development programs, including our ability to discover and develop taste enhancers and aversive taste blockers;

•                                          our ability, or our partners’ ability and willingness, to formulate these taste enhancers and aversive taste blockers into food, beverage and pharmaceutical products;

•                                          the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•                                          the progress, scope and results of our pre-clinical and clinical testing of any future pharmaceutical products;

•                                          the time and cost involved in obtaining regulatory approvals;

•                                          the cost of manufacturing our product candidates;

•                                          competing technological and market developments; and

•                                          our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements.

There can be no assurance that we will not need additional capital sooner than currently anticipated.

We will need to raise substantial additional capital to fund our future operations.  We cannot be certain that additional financing will be available on acceptable terms, or at all.  In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue.  To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted.  If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock.  Fluctuating interest rates could also increase the costs of any debt financing we may obtain.

Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business.  If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying our clinical trials or curtailing or ceasing operations.

We are an early stage company and currently have no products available for sale, license or use.  Our product candidates require additional research, development, testing, expert reviews and/or and regulatory approvals before marketing.  We may be unable to develop, obtain regulatory approval or market any of our product candidates.  If our product candidates are delayed or fail, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

We are in the early stage of product development and we are dependent on new discoveries.  We currently do not sell or license any products to third parties and do not expect to have any products commercially available for several years, if at all.  You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. Our product candidates require additional research and development, pre-clinical testing, clinical testing (for our pharmaceutical products) and regulatory review and/or approvals clearances before marketing. There are many reasons that our product candidates may fail or not advance to commercialization, including the possibility that:

•                                          our product candidates may be ineffective, unsafe or associated with unacceptable side effects;

•                                          our product candidates may fail to receive the necessary regulatory approvals or otherwise fail to meet applicable regulatory standards;

•                                          experts may not agree that our food product candidates are generally recognized as safe;

•                                          our product candidates may be too expensive to develop, manufacture or market;

•                                          other parties may hold or acquire proprietary rights that could prevent us or our potential collaborators from developing or marketing our product candidates;

•                                          physicians, patients, third-party payers or the medical community in general may not accept or use our contemplated pharmaceutical products;

•                                          our potential collaborators may withdraw support for or otherwise impair the development and commercialization of our product candidates; or

•                                          others may develop equivalent or superior products.

In addition, we may not succeed in developing taste enhancers and aversive taste blockers with the appropriate attributes required for use in successful commercial products. Successful taste enhancers and aversive taste blockers require, among other things, appropriate biological activity, including the correct taste enhancer and aversive taste blocker properties for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful taste enhancers and aversive taste blockers must also be cost-efficient. We may not be able to develop taste enhancers and aversive taste blockers that meet these criteria.

If our product candidates are delayed or we fail to successfully develop and commercialize our product candidates, our financial condition may be negatively affected, and we may have to curtail or cease our operations.

We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates.

A key element of our food and beverage strategy is to commercialize our taste enhancers through product discovery and development collaborations with major ingredient suppliers and/or end users.  Our pharmaceutical strategy includes developing our own taste-improved drug formulations as well as establishing collaborations and licensing agreements with major pharmaceutical, over-the-counter and generic companies, such as the Givaudan Agreement.  We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates.  Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates.  Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

We expect to rely at least in part on third party collaborators to perform a number of activities relating to the development and commercialization of our product candidates, including the manufacturing of product materials, the design and conduct of clinical trials for our pharmaceutical formulations, and potentially the obtaining of regulatory approvals and marketing and distribution of any successfully developed products.  Our collaborative partners may also have or acquire rights to control aspects of our product development and clinical programs.  As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or product candidates or otherwise impair their development, our business could be negatively affected.  To the extent we undertake any of these activities internally, our expenses may increase.

In addition, our success depends on the performance of our collaborators of their responsibilities under these arrangements.  Some potential collaborators may not perform their obligations in a timely fashion or in a manner satisfactory to us.  Because such agreements may be exclusive, we may not be able to enter into a collaboration agreement with any other company covering the same product field during the applicable collaborative period.  In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators.  If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

If we or our collaborators are unable to obtain and maintain the GRAS determination or regulatory approval required before any taste enhancers or aversive taste blockers can be incorporated into products that are sold, we would be unable to commercialize our taste enhancers and aversive taste blockers and our business would be adversely affected.

In the United States, the development, sale and incorporation of our taste enhancers and aversive taste blockers into products are subject to regulation by the FDA, and in some instances, other government bodies.  Obtaining and maintaining a GRAS determination or regulatory approval is typically costly and can take many years.

Depending on the amount or intended use of a particular taste enhancer or aversive taste blocker added to a product and the number of product categories in which the flavor or flavor enhancer will be incorporated, specific testing, safety assessment protocols, and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any taste enhancers and aversive taste blockers that we may discover.  A key element of our strategy is to develop flavors and flavor enhancers that will be evaluated by the FEMA (Flavor and Extracts Manufacturers Association) GRAS Panel, which we expect will take 18 to 24 months and which is less expensive than the alternative of filing a food additive petition with the FDA, which can take eight years or more.  The FEMA GRAS review process may take longer than 24 months and cost more than we currently anticipate if additional safety studies are requested by the FEMA GRAS Panel or are necessary to explain unexpected safety study findings.  There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination.  This may occur for a variety of reasons, including the taste enhancer’s or aversive taste blocker’s intended use, the amount of the taste enhancer or aversive taste blocker intended to be added to packaged foods and beverages, the number of product categories in which the taste enhancers or aversive taste blockers will be incorporated, whether the taste enhancer imparts sweetness, the safety profile of the taste enhancers or aversive taste blockers and the FEMA GRAS Panel’s interpretation of the safety data.  Even if we obtain a GRAS determination with respect to a taste enhancer or aversive taste blocker, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all.  In the event that a particular taste enhancer or aversive taste blocker does not qualify for a FEMA GRAS determination, we may be required to pursue a lengthy FDA approval process to reach the U.S. market, or dedicate our development efforts to alternative compounds, which would further delay commercialization.  In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

Sales of our taste enhancers and aversive taste blockers outside of the United States will be subject to foreign regulatory requirements.  In most cases, whether or not a GRAS determination or FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries.  A GRAS determination or FDA approval in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely.  Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations, and flavors and flavor enhancers not being approved for incorporation into consumer products.  These consequences would have a material adverse effect on our business financial condition and results of operations.

Even if we or our collaborators receive a GRAS determination or regulatory approval and incorporate our taste enhancers or aversive taste blockers into products, those products may never be commercially successful.

Even if we discover and develop taste enhancers and aversive taste blockers that obtain the necessary GRAS determination or regulatory approval, our success depends to a significant degree upon the commercial success of packaged food and beverage products and pharmaceutical products incorporating those taste enhancers or aversive taste blockers. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect the market acceptance and commercial success of any potential products incorporating taste enhancers or aversive taste blockers that we may discover, including:

•                                          health concerns, whether actual or perceived, or unfavorable publicity regarding our taste enhancers and aversive taste blockers or those of our competitors;

•                                          the timing of market entry as compared to competitive products;

•                                          the rate of adoption of products by our collaborators and other companies in the flavor industry; and

•                                          any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for products incorporating our taste enhancers and aversive taste blockers.

We may experience delays in clinical trials and regulatory approval relating to our products that could adversely affect our financial results and our commercial prospects for our pharmaceutical products.

Our pharmaceutical strategy is to incorporate our taste enhancers and aversive taste blockers into proprietary formulations of medicines that potentially offer improved acceptability and compliance, thus enhancing efficacy and possibly providing broader indications or patient populations.  In addition to the regulatory or other requirements for our taste enhancers and aversive taste blockers, we will also require regulatory approvals of our pharmaceutical formulations.  In such case, we may be required to conduct clinical trials to demonstrate safety and efficacy of the new formulation.  For product candidates that advance to clinical testing, we cannot be certain that we or a collaborator will successfully complete the clinical trials necessary to receive regulatory product approvals.  This process is lengthy and expensive.

We intend to seek approval for our pharmaceutical formulations through the FDA 505(b)(2) approval process.  If we are unable to approve our pharmaceutical formulations through the 505(b)(2) process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process.  Section 505(b) of the Federal Food, Drug, and Cosmetic Act describes two types of NDA applications that an applicant may submit for approval of innovator medicines.  The first type of NDA, described under section 505(b)(1), consists of a full report of investigations of safety and effectiveness conducted by or for the applicant or for which the applicant has the right of reference for the information.  The second type of NDA, described under section 505(b)(2), consists of a full report of investigations of safety and effectiveness where at least some portion of the information submitted for approval comes from sources other than studies performed or sponsored by the applicant.  Drugs that may be approved via the 505(b)(2) process include drugs that have the same active ingredients as previously approved products, but now are formulated in a different delivery mechanism or other new dosage forms or with different indications.  The basis for the 505(b)(2) application is that there already is a certain amount of information that is known about the active ingredient. As such, repeating all the clinical studies required for a
505(b)(1) application would be significantly more expensive and time consuming than the 505(b)(2) process.

To obtain regulatory approvals, we must, among other requirements, complete clinical trials showing that our products are safe and effective for a particular indication.  Under the 505(b)(2) approval process, although we may not have performed some of the studies ourselves, we must submit clinical and non-clinical data to demonstrate the medication is safe and effective.  We also must be able to provide data and information, including bioavailability or comparative bioavailability studies, to establish sufficiently the appropriateness of relying on material without the right of reference.

We do not know when clinical trials for our products will commence or whether we will complete any of our clinical trials on schedule or at all.  There can be no assurance that clinical trials will in fact demonstrate that our products are safe or effective.

Additionally, we may not be able to find acceptable patients or may experience delays in enrolling patients for our clinical trials.  The FDA or we may suspend our clinical trials at any time if either believes that we are exposing the subjects participating in the trials to unacceptable health risks.  The FDA or institutional review boards and/or institutional biosafety committees at the medical institutions and healthcare facilities where we seek to sponsor clinical trials may not permit a trial to proceed or may suspend any trial indefinitely if they find deficiencies in the conduct of the trials.

Product development costs to us and our potential collaborators will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned.  We expect to continue to rely on third party clinical investigators at medical institutions and healthcare facilities to conduct our clinical trials, and, as a result, we may face additional delaying factors outside our control.  Significant delays may adversely affect our financial results and the commercial prospects for our product candidates and delay our ability to become profitable.

If our pharmaceutical product candidates do not successfully complete the clinical trial process, we will not be able to market them. Even successful clinical trials may not result in a marketable product and may not be entirely indicative of a product’s safety or efficacy.

Many factors, known and unknown, can adversely affect clinical trials and the ability to evaluate a product’s efficacy.  During the course of treatment, patients can die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested.  Even if unrelated to our product, certain events can nevertheless adversely impact our clinical trials.  As a result, our ability to ultimately develop and market the products and obtain revenues would suffer.

Even promising results in pre-clinical studies and initial clinical trials do not ensure successful results in later clinical trials, which test broader human use of our products.  Many companies in our industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials.  Even successful clinical trials may not result in a marketable product or be indicative of the efficacy or safety of a product. Many factors or variables could affect the results of clinical trials and cause them to appear more promising than they may otherwise be.  Product candidates that successfully complete clinical trials could ultimately be found to be unsafe or ineffective.

In addition, our ability to complete clinical trials depends on many factors, including obtaining adequate clinical supplies and having a sufficient rate of patient recruitment.  For example, patient recruitment is a function of many factors, including:

•                                          the size of the patient population;

•                                          the proximity of patients to clinical sites;

•                                          the eligibility criteria for the trial;

•                                          the perceptions of investigators and patients regarding safety; and

•                                          the availability of other treatment options.

Even if patients are successfully recruited, we cannot be sure that they will complete the treatment process.  Delays in patient enrollment or treatment in clinical trials may result in increased costs, program delays or both.

With respect to markets in other countries, we or a partner will also be subject to regulatory requirements governing clinical trials in those countries.  Even if we complete clinical trials, we may not be able to submit a marketing application.  If we submit an application, the regulatory authorities may not review or approve it in a timely manner, if at all.

Because we cannot predict whether or when we will obtain regulatory approval to commercialize our pharmaceutical product candidates, we cannot predict the timing of any future revenue from these product candidates.

We cannot commercialize any of our pharmaceutical product candidates to generate revenue until the appropriate regulatory authorities have reviewed and approved the applications for our product candidates.  We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate we or our potential collaborators develop.  Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.  Regulatory approval processes outside the United States include all or many of the risks associated with the FDA approval process and potentially others as well.  In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy, or the policies of other relevant governmental or nongovernmental entities during the period of product development, pre-clinical and clinical trials and FDA regulatory review.

We will rely on third parties to manufacture taste enhancers, aversive taste blockers and pharmaceutical product candidates. There can be no guarantee that we can obtain sufficient and acceptable quantities of our taste enhancers or aversive taste blockers or pharmaceutical product candidates on acceptable terms, which may delay or impair our ability to develop, test and market such products.

Our business strategy relies on third parties to manufacture and produce our taste enhancers and aversive taste blockers and pharmaceutical product candidates in accordance with good manufacturing practices established by the FDA, or similar regulations in other countries.  Our taste enhancers and aversive taste blockers and pharmaceutical product candidates may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than our product candidates. These third parties also may not deliver sufficient quantities of our taste enhancers and aversive taste blockers and pharmaceutical product candidates, manufacture our taste enhancers and aversive taste blockers and pharmaceutical product candidates in accordance with specifications, or comply with applicable government regulations. Additionally, if the manufactured products fail to perform as specified, our business and reputation could be severely impacted.

We expect to enter into manufacturing agreements for the production of product materials.  If any manufacturing agreement is terminated or any third party collaborator experiences a significant problem that could result in a delay or interruption in the supply of product materials to us, there are very few contract manufacturers who currently have the capability to produce our taste enhancers and aversive taste blockers and pharmaceutical product candidates on acceptable terms, or on a timely and cost-effective basis.  There can be no assurance that manufacturers on whom we will depend will be able to successfully produce our taste enhancers and aversive taste blockers and pharmaceutical product candidates on acceptable terms, or on a timely or cost-effective basis.  There can also be no assurance that manufacturers will be able to manufacture our products in accordance with our product specifications, or will meet FDA or other requirements. We must have sufficient and acceptable quantities of our product materials to conduct our clinical trials and to market our product candidates, if and when such products have been approved by the FDA for marketing.  If we are unable to obtain sufficient and acceptable quantities of our product material, we may be required to delay the clinical testing and marketing of our products.

If we do not comply with applicable regulatory requirements in the manufacture and distribution of our product candidates, we may incur penalties that may inhibit our ability to commercialize our products and adversely affect our revenue.

Our failure or the failure of our potential collaborators or third party manufacturers to comply with applicable FDA or other regulatory requirements including manufacturing, quality control, labeling, safety surveillance, promoting and reporting may result in criminal prosecution, civil penalties, recall or seizure of our products, total or partial suspension of production or an injunction, as well as other regulatory action against our product candidates or us.  Discovery of previously unknown problems with a product, supplier, manufacturer or facility may result in restrictions on the sale of our products, including a withdrawal of such products from the market.  The occurrence of any of these events would negatively impact our business and results of operations.

If we are unable to create and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to perform those functions, we will not be able to commercialize our product candidates.

We currently have no sales, marketing or distribution capabilities.  Therefore, to commercialize our product candidates, if and when such products have been approved and are ready for marketing, we expect to collaborate with third parties to perform these functions.  We have no experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our future products directly.  Developing a marketing and sales force is also time consuming and could delay launch of our future products.  In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations.  Our marketing and sales efforts may be unable to compete successfully against these companies.

Many potential competitors, including those who have greater resources and experience than we do, may develop products or technologies that make ours obsolete or noncompetitive.

We believe our taste technology approach is applicable to a wide range of food and pharmaceutical products representing many and diverse competitive companies and approaches.  The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste research is a rapidly evolving field.  Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our taste enhancers or aversive taste blockers and technologies, as well as our pharmaceutical formulations, becoming obsolete.

We face substantial competition from companies pursuing the commercialization of products and services relevant to taste using various methods for the discovery of taste enhancers and aversive taste blockers.  These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise and Firmenich.  Among food manufacturers, at least Nestlé has an active program cloning and expressing receptors for in vitro screening assays.  In addition, Senomyx, Inc. is a public biotechnology company taking a biochemical approach to taste modulation, both in foods and pharmaceutical products.  Senomyx is principally focused in the area of taste enhancement for food products and uses a high throughput screening technology and synthetic chemistry to discover novel flavor enhancers, which it licenses to end users in the food industry.  Senomyx was initially focused on sweetness and savory flavor enhancers, but is now also developing programs to discover bitter blockers for food and pharmaceutical products.  Chemcom is another company that is developing a biotechnology approach to finding novel taste enhancers.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products.

We also face substantial competition from a number of companies in the pharmaceutical formulations industry. Taste masking has a long history in the pharmaceutical industry.  A traditional method of taste masking for pharmaceutical products is to mix the active pharmaceutical ingredient with flavorings and sugar syrup to mask unpleasant taste.  This approach is most commonly used for pediatric liquid formulations as well as many over-the-counter cough-cold remedies.  FlavorRx supplies flavors at drug store pharmacies that can be compounded by the pharmacist to make certain liquid formulations more palatable.  In the pharmaceutical sector there are a number of drug delivery companies that have developed proprietary taste masking technologies.  These competing technologies and companies include OraSolv and DuraSolv from CIMA Labs (recently acquired by Cephalon), MicroCaps and Liquitard from Eurand, FlavorTech and MicroMask from KV Pharmaceuticals, EnVel from Cardinal Health and WOWTab from Yamanouchi.  Virtually all of these approaches including OralSolv, DuraSolv, MicroCap, Liquitard, EnVel and the technology used in Zydis products utilize a physical approach to sequester the active drug substance away from the taste receptors on the tongue. These include coating the drug, microencapsulation, immobilization, use of cyclodextran carriers, or stabilization of the drug in a micellar or insoluble phase, as the principle means of taste masking.

Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises.  These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of taste enhancers and aversive taste blockers and new formulations of pharmaceutical products. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our taste enhancers and aversive taste blockers and new pharmaceutical formulations.

Universities and public and private research institutions are also potential competitors.  While these organizations primarily have educational objectives, they may develop proprietary technologies related to the sense of taste or secure patent protection that we may need for the development of our technologies and products.  We may attempt to license these proprietary technologies, but these licenses may not be available to us on acceptable terms, if at all.

Our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering taste enhancers and aversive taste blockers that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do.  Developments by others may render our product candidates or our technologies obsolete.  In addition, our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field.  Our failure to compete effectively would have a significant adverse effect on our business, financial condition and results of operations.

If we are unable to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing, pursue collaborations or develop our product candidates.

We are highly dependent on F. Raymond Salemme, Ph.D., our Chief Executive Officer and President, as well as other executive and scientific officers, including Scott Horvitz, Chief Financial Officer and Robert Bryant, Ph.D., Vice President, Discovery Research.

Our future success depends on our ability to attract, retain and motivate highly qualified management and scientific, development and commercial personnel and advisors.  To pursue our business strategy, we will need to hire or otherwise engage qualified personnel and managers, including personnel with expertise in discovery, development, clinical trials, government regulation, manufacturing, marketing and sales.  Competition for qualified personnel is intense among companies, academic institutions and other organizations.  If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test and commercialize our product candidates.

We use hazardous and biological materials in our business.  Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our products and processes will involve the controlled storage, use and disposal of certain hazardous and biological materials and waste products.  We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products.  Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of any insurance we may obtain and exceed our financial resources.  We may not be able to maintain insurance on acceptable terms, or at all.  We may incur significant costs to comply with current or future environmental laws and regulations.

We may be sued for product liability, which could adversely affect our business.

Because our business strategy involves the development and sale by either us or our collaborators of commercial products incorporating our taste enhancers or aversive taste blockers, we may be sued for product liability. We may be held liable if any product we develop and commercialize, or any product our collaborators commercialize that incorporates any of our taste enhancers or aversive taste blockers, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the FEMA GRAS determination we must obtain prior to incorporating our taste enhancers and aversive taste blockers into a commercial product, and the regulatory approvals required to commercialize our pharmaceutical products, will not protect us from any such liability.

If we and our collaborators commence sale of commercial products we will need to obtain product liability insurance, and this insurance may be prohibitively expensive, or may not fully cover our potential liabilities.  Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators.  We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur as a result of our taste enhancers and aversive taste blockers.  Any indemnification we receive from such collaborators for product liability that does not arise from our taste enhancers or aversive taste blockers may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our taste enhancers or aversive taste blockers or products incorporating our taste enhancers or aversive taste blockers or any other products we develop, our liability could exceed our total assets.

Risks Related To Intellectual Property

If our product candidates are not effectively protected by valid, issued patents or if we are not otherwise able to protect our proprietary information, it could harm our business.

The success of our operations will depend in part on our ability and that of our licensors to:

•                                          obtain patent protection for our taste screening technology and our taste enhancers and aversive taste blockers both in the United States and in other countries with substantial markets;

•                                          obtain patent protection for our pharmaceutical formulations including those created using our taste enhancers;

•                                          defend patents once obtained;

•                                          maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and

•                                          obtain appropriate licenses upon reasonable terms to patents or proprietary rights held by others that are necessary or useful to us in commercializing our technology, both in the United States and in other countries with substantial markets.

In the event we are not able protect our intellectual property and proprietary information, our business will be materially harmed.

We may not have adequate protection for our unpatented proprietary information, which could adversely affect our competitive position.

In addition to patents, we will substantially rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.  To protect our trade secrets, we may enter into confidentiality agreements with employees, consultants and potential collaborators.  However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.  Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors.  Any of these events could prevent us from developing or commercializing our product candidates.

Our ability to compete in the ingredient, food and beverage market and the pharmaceutical market may decline if we do not adequately protect our proprietary technologies.

Because of the substantial length of time and expense associated with the development of new products, we, along with the rest of the ingredient, food and beverage industry and pharmaceutical industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes.  Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies, taste enhancers or aversive taste blockers and our pharmaceutical products.  Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of sequences relating to taste receptors, proteins, chemical synthesis techniques, compounds and methods for using them to modulate taste for which we seek patent protection.  No consistent standard regarding the allowance or enforceability of claims in many of our pending patent applications has emerged to date.  As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

•                                          we were the first to file patent applications or to invent the subject matter claimed in patent applications relating to the technologies upon which we rely;

•                                          others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•                                          others did not publicly disclose our claimed technology before we conceived the subject matter included in any of our patent applications;

•                                          any of our patent applications will result in issued patents;

•                                          any of our patent applications will not result in interferences or disputes with third parties regarding priority of invention;

•                                          any patents that may be issued to us, our collaborators or our licensors will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•                                          we will develop additional proprietary technologies that are patentable;

•                                          the patents of others will not have an adverse effect on our ability to do business; or

•                                          new proprietary technologies from third parties, including existing licensors, will be available for licensing to us on reasonable commercial terms, if at all.

In addition, patent law outside the United States is uncertain and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors’ patents or to defend the validity of any of our or our licensor’s future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business.

Technologies licensed to us by others, or in-licensed technologies, are important to our business. In particular, we depend on certain technologies relating to taste biology licensed from the Mount Sinai School of Medicine.  In addition, we may in the future acquire rights to additional technologies by licensing such rights from existing licensors or from third parties.  Such in-licenses may be costly.  Also, we generally do not control the patent prosecution, maintenance or enforcement of in-licensed technologies.  Accordingly, we are unable to exercise the same degree of control over this intellectual property as we do over our internally developed technologies. Moreover, some of our academic institution licensors, collaborators and scientific advisors have rights to publish data and information to which we have rights.  If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a significant adverse effect on our business, financial condition and results of operations.

Many of the patent applications we and our licensors have filed have not yet been substantively examined and may not result in patents being issued.

Many of the patent applications filed by us and our licensors were filed recently with the United States Patent and Trademark Office and most have not been substantively examined and may not result in patents being issued.  It is difficult to predict whether any of our or our licensors’ applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims.  In addition, the disclosure in our or our licensors’ patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases.  As a result, it is difficult to predict whether any of our or our licensors’ applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents.  Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents.  Our and our licensors’ patent applications may not issue as patents that will provide us with any protection or competitive advantage.

Disputes concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and extremely costly and could delay our research and development efforts.

Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any license or other agreements that we have entered into with regard to our technology or business.

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and taste enhancers and aversive taste blockers.  In particular, other companies and academic institutions have announced that they have conducted taste-receptor research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses.  To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered taste enhancers and aversive taste blockers or otherwise conducting our business.  In addition, it is possible that some of the taste enhancers or aversive taste blockers that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

We are not currently a party to any litigation, interference, opposition, protest, reexamination or any other potentially adverse governmental, ex parte or inter-party proceeding with regard to our patent or trademark positions.  However, the life sciences and other technology industries are characterized by extensive litigation regarding patents and other intellectual property rights.  Many life sciences and other technology companies have employed intellectual property litigation as a way to gain a competitive advantage.  If we become involved in litigation, interference proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful.  In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

Should any person have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States.  Such a proceeding could result in substantial cost to us even if the outcome is favorable.  Even if successful on priority grounds, an interference action may result in loss of claims based on patentability grounds raised in the interference action.  Litigation, interference proceedings or other proceedings could divert management’s time and efforts.  Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruption in our business.  Uncertainties resulting from initiation and continuation of any patent proceeding or related litigation could harm our ability to compete and could have a significant adverse effect on our business, financial condition and results of operations.

An adverse ruling arising out of any intellectual property dispute, including an adverse decision as to the priority of our inventions, could undercut or invalidate our intellectual property position.  An adverse ruling could also subject us to significant liability for damages, including possible treble damages, prevent us from using technologies or developing products, or require us to negotiate licenses to disputed rights from third parties.  Although patent and intellectual property disputes in the technology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include license fees and ongoing royalties.  Furthermore, necessary licenses may not be available to us on satisfactory terms, if at all.  Failure to obtain a license in such a case could have a significant adverse effect on our business, financial condition and results of operations.

Risks Related to Our Fluctuating Operating Results, Possible Acquisitions and Management of Growth

We expect that our results of operations will fluctuate from period to period, and this fluctuation could cause our stock price to decline, causing investor losses.

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over.  We operate in a highly dynamic industry and future results could be subject to significant fluctuations.  These fluctuations could cause us to fail to meet or exceed financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly.  Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year.  Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance.  Some of the factors that could cause our operating results to fluctuate include:

•                                          our ability to discover and develop taste enhancers and aversive taste blockers;

•                                          our ability or the ability of our product discovery and development collaborators to incorporate our taste enhancers and aversive taste blockers into packaged food and beverage products and pharmaceutical products;

•                                          our receipt of milestone payments in any particular period;

•                                          the ability and willingness of collaborators to commercialize products incorporating our taste enhancers and aversive taste blockers on expected timelines, or at all;

•                                          our ability to enter into product discovery and development collaborations and technology collaborations, or to extend the terms of any existing collaboration agreements, and our payment obligations, expected revenue and other terms of any other agreements of this type;

•                                          our ability, or our collaborators’ ability, to successfully satisfy all pertinent regulatory requirements;

•                                          the demand for our future products and our collaborators’ products containing our taste enhancers or aversive taste blockers; and

•                                          general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.

If we acquire products, technologies or other businesses, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

To remain competitive, we may decide to acquire additional businesses, products and technologies.  We currently have no commitments or agreements with respect to, and are not actively seeking, any material acquisitions.  We have limited experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure.  We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all.  In addition, future acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

•                                          we may have to issue convertible debt or equity securities to complete an acquisition, which would dilute our stockholders and could adversely affect the market price of our common stock;

•                                          an acquisition may negatively impact our results of operations because it may require us to incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•                                          we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire;

•                                          certain acquisitions may disrupt our relationship with existing collaborators who are competitive to the acquired business;

•                                          acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;

•                                          an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•                                          acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and

•                                          key personnel of an acquired company may decide not to work for us.

Any of the foregoing risks could have a significant adverse effect on our business, financial condition and results of operations.

To the extent we enter markets outside of the United States, our business will be subject to political, economic, legal and social risks in those markets, which could adversely affect our business.

There are significant regulatory and legal barriers in markets outside the United States that we must overcome to the extent we enter or attempt to enter markets in countries other than the United States.  We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws.  We also may experience difficulties adapting to new cultures, business customs and legal systems.  Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

•                                          changes and limits in import and export controls;

•                                          increases in custom duties and tariffs;

•                                          changes in currency exchange rates;

•                                          economic and political instability;

•                                          changes in government regulations and laws;

•                                          absence in some jurisdictions of effective laws to protect our intellectual property rights; and

•                                          currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

Any changes related to these and other factors could adversely affect our business to the extent we enter markets outside the United States.

We may encounter difficulties managing our growth, which could adversely affect our business.

Our strategy includes entering into and working on simultaneous taste enhancer and aversive taste blocker discovery and development programs across multiple markets that include both the food and beverage industry and the pharmaceutical industry.  We expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees.  We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

Risks Related to our Common Stock; Liquidity Risks

The price of our common stock is expected to be volatile.

The market price of our common stock, and the market prices for securities of biotechnology companies in general, are expected to be highly volatile.  The following factors, in addition to other risk factors described in this Quarterly Report on
Form 10-Q, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•                                          announcements of technological innovations and discoveries by the Company or its competitors;

•                                          developments concerning any research and development, clinical trials, manufacturing, and marketing collaborations;

•                                          new products or services that the Company or its competitors offer;

•                                          actual or anticipated variations in operating results;

•                                          the initiation, conduct and/or outcome of intellectual property and/or litigation matters;

•                                          changes in financial estimates by securities analysts;

•                                          conditions or trends in bio-pharmaceutical or other healthcare industries;

•                                          regulatory developments in the United States and other countries;

•                                          changes in the economic performance and/or market valuations of other biotechnology and flavor companies;

•                                          the Company’s announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•                                          additions or departures of key personnel;

•                                          global unrest, terrorist activities, and economic and other external factors; and

•                                          sales or other transactions involving common stock.

The stock market in general has recently experienced relatively large price and volume fluctuations.  In particular, market prices of securities of biotechnology companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies.  Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.  Investors should also be aware that price volatility may be worse if the trading volume of our common stock is low.

We do not expect to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings to finance the growth and development of our business; therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

Because Redpoint became a wholly-owned subsidiary of a public company as a result of the Reverse Merger and not through a traditional underwritten initial public offering of securities, the Company may not attract the attention of major brokerage firms.  Additionally, as a public company, we will incur substantial expenses.

As a result of the Reverse Merger, Redpoint became a wholly-owned subsidiary of a publicly-traded company and, accordingly, will be subject to the information and reporting requirements of the United States securities laws.  The costs to public companies of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause the Company’s expenses to be higher than they would be if it were a privately-held company.  In addition, the Company will incur substantial expenses in connection with the preparation of the registration statement and related documents with respect to the registration of the common stock issued in the Private Placement and the Reverse Merger.  Security analysts of major brokerage firms may not provide coverage of the Company.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

A significant number of our shares of common stock will be eligible for sale, and their sale could depress the market price of common stock.

The sale of a significant number of our shares of common stock in the public market following the Private Placement could harm the market price of our common stock. As additional shares of common stock become gradually available for resale in the public market pursuant to the registration of those shares and releases of lock-up agreements, the supply of shares of common stock will increase, which could decrease its market price. The Company issued shares of common stock to investors in the Private Placement and additional shares to existing Redpoint stockholders in connection with the Reverse Merger. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to a registration statement, if one is effective), and these sales may have a depressive effect on the market for the shares of common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing of a notification on Form 144 with the SEC, sell into the market common stock in an amount up to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before such sale.  Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.  The Company’s officers, directors, employees and most stockholders currently owning greater than 4% of our issued and outstanding common stock are subject to lock-up provisions relating to shares of our common stock that they owned prior to the Reverse Merger that prevent the sale or transfer of common stock from the date of the initial close of the Private Placement until 180 days after the effective date of the resale registration statement, which will register the shares issued in the Private Placement.

It is not anticipated that there will be an active public market for shares of our common stock in the near term and stockholders may have to hold their shares of common stock for an indefinite period of time.  Stockholders may be unable to resell a large number of their shares of common stock within a short time frame or at or above their purchase price.

To have purchased shares of our common stock and warrants to purchase common stock in the Private Placement, an investor must have represented that it was acquiring such shares and warrants for investment and not with a view to distribution or resale, that the investor understood that neither the common stock nor the warrants are readily transferable and, in any event, that it must bear the economic risk of an investment in the common stock for an indefinite period of time because neither the common stock nor the warrants have been registered under the Securities Act of 1933, as amended (the Securities Act), or applicable state “Blue Sky” or securities laws, and that neither the common stock nor the warrants can be sold unless they are subsequently registered or an exemption from such registration is available.  There is not an active public or other trading market for the common stock, and there can be no assurance that any market will develop or be sustained after the Reverse Merger.  Because our common stock is expected to be thinly traded, an investor cannot expect to be able to liquidate its investment in case of an emergency or if it otherwise desires to do so.  Large transactions in common stock may be difficult to conduct in a short period of time.  Further, the sale of shares of common stock may have adverse federal income tax consequences.

If we do not comply with registration rights granted to certain holders of our restricted securities, we may be required to pay damages to such holders.

We intend to file a “resale” registration statement with the SEC covering all shares of common stock issued in connection with the Private Placement, including shares of common stock into which any warrants are exercisable, no later than 60 days after the final closing of the Private Placement.  We will use our best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 150 days after the final closing of the Private Placement, and to maintain its effectiveness until such time as all securities registered under the registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier.  We cannot assure you that we will be able to obtain or maintain such effective registration statement.  If the “resale” registration statement is not timely filed or timely declared effective by the SEC, a 1% penalty will be assessed until the registration statement is either filed or declared effective, capped at 12%.  The penalty will be payable monthly in either cash or additional shares of common stock, as determined by the Company.  In addition, there are other issues affecting the liquidity of the securities required to be included in the “resale” registration statement.

Our common stock may be considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market or exercise price of less than $5 per share, subject to specific exemptions. Initially, the market price of our common stock is likely to be less than $5 per share and therefore may be designated a “penny stock” under SEC rules.  This designation requires any broker or dealer selling our common stock to disclose certain information about the transaction, obtain a written agreement from the investor and determine that the investment in our common stock by the investor is a reasonably suitable investment for such investor.  These rules may restrict the ability of brokers or dealers to sell our common stock and, as a result, may affect the ability of investors to sell their shares. In addition, unless and until our common stock is listed for trading on the American Stock Exchange or NASDAQ Capital Market or similar market, investors may find it difficult to obtain accurate quotations of the price of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of your investment.

Substantial future issuances of our common stock could depress our stock price.

The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur.  Under our Registration Rights Agreement, certain holders of our outstanding shares of our common stock and other securities have demand and Form S-3 registration rights.  Sales of a substantial number of these shares of common stock, or the perception that holders of a large number of shares intend to sell their shares, could depress the market price of our common stock.  The existence of such registration rights could also make it more difficult for us to raise funds through future offerings of our equity securities.

Our stockholders may experience additional dilution upon the exercise of warrants or options.

As of the final closing of the Private Placement, we issued warrants to investors to acquire approximately 10.2 million shares of common stock and warrants to the placement agents to acquire approximately 3.6 million shares of common stock in the Private Placement, which is an aggregate of 13.8 million shares of common stock underlying such warrants that, if exercised or converted, could decrease the net tangible book value of our common stock.  In addition, there are 17.6 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan.  If the holders of those options exercise those options, you may experience dilution in the net tangible book value of our common stock.

Directors and officers of the Company will have a high concentration of our common stock ownership.

Based on the aggregate number of shares of our common stock that are outstanding as of the closing of the Reverse Merger, our officers and directors beneficially own approximately 36.26% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 12, 2007, we completed the first closing of a private placement, which we refer to as the Private Placement, of an aggregate of 24,729,060 shares of unregistered common stock of Robcor at a price of $0.81 per share, together with three-year warrants to buy 25% of the number of shares of common stock of Robcor purchased at a cash exercise price of $1.35 per share (the Investor Warrants), raising approximately $20.0 million of gross proceeds.

On April 6, 2007, we completed the second and final closing of the Private Placement of an aggregate of 16,084,347 unregistered shares of common stock of Robcor at a price of $0.81 per share, together with Investor Warrants, raising an additional $13 million of gross proceeds, bringing the total private placement gross proceeds to $33 million.

No underwriters were used for the sale of common stock.  The shares of stock were sold pursuant to an exemption from registration under Rule 506 of Regulation D.

We intend to file a “resale” registration statement with the SEC covering all shares of unregistered common stock issued in connection with the Private Placement, including shares of common stock into which any warrants are exercisable, no later than 60 days after the final closing of the Private Placement.  We will use our best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 150 days after the final closing of the Private Placement, and to maintain its effectiveness until such time as all securities registered under the registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier.  We cannot provide assurance that we will be able to obtain or maintain such effective registration statement.

ITEM 6.     EXHIBITS

Exhibit No.

10.1

Separation Agreement and General Release, dated as of April 25, 2007, by and between Redpoint Bio Corporation and Susan Welsh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2007).

10.2	Joint Research and Development and License Agreement, dated March 27, 2007, by and between Givaudan Schweiz AG and Redpoint Bio Corporation (filed herewith).*

10.3

Agreement and Plan of Merger, dated March 12, 2007, by and among, Redpoint Bio Corporation, Robcor Properties, Inc., Robcor Acquisition Corp., Robcor LLC, Halter Financial Investments, L.P. and Michael Heitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 13, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*                                         Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBCOR PROPERTIES, INC.

May 15, 2007	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2007	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1

Separation Agreement and General Release, dated as of April 25, 2007, by and between Redpoint Bio Corporation and Susan Welsh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2007).

10.2	Joint Research and Development and License Agreement, dated March 27, 2007, by and between Givaudan Schweiz AG and Redpoint Bio Corporation (filed herewith).*

10.3

Agreement and Plan of Merger, dated March 12, 2007, by and among, Redpoint Bio Corporation, Robcor Properties, Inc., Robcor Acquisition Corp., Robcor LLC, Halter Financial Investments, L.P. and Michael Heitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 13, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*                                         Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.