Form 10-Q
period 2007-06-30
Redpoint Bio CORP
filed 2007-08-14
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  000-51708

Redpoint Bio Corporation

(Exact name of Registrant as specified in its charter)

Delaware	22-3393959
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2007 was 78,916,157.

REDPOINT BIO CORPORATION

PART I. FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
Assets	2006	2007
Current assets:
Cash and cash equivalents	$974,378	$28,530,981
Accounts receivable	—	30,000
Prepaid expenses and other current assets	72,697	196,174
Total current assets	1,047,075	28,757,155
Property and equipment, net	840,435	1,107,278
Deferred financing costs	308,456	—
Other assets	355,816	301,845
Total assets	$2,551,782	$30,166,278
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Convertible notes payable	$3,462,359	$—
Current portion of long-term debt	574,132	543,402
Accounts payable	833,739	1,600,089
Accrued expenses	351,650	333,868
Accrued compensation	704,964	318,809
Deferred revenue	—	1,048,691
Total current liabilities	5,926,844	3,844,859
Long-term debt	635,344	385,973
Deferred revenue	—	835,720
Total liabilities	6,562,188	5,066,552

Redeemable convertible preferred stock, $0.0001 par value;
Series A convertible preferred stock; issued and outstanding 6,444,835 shares (liquidation value of $16,350,586 at December 31, 2006)	16,217,778	—
Junior preferred stock; issued and outstanding 236,987 shares (liquidation value of $622,787 at December 31, 2006)	497,673	—

Stockholders’ equity (deficit):
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 4,439,345 at December 31, 2006 and issued and outstanding 78,916,157 shares at June 30, 2007	444	7,891
Additional paid-in capital	1,568,697	54,247,653
Deficit accumulated during development stage	(22,294,998)	(29,155,818)
Total stockholders’ equity (deficit)	(20,725,857)	25,099,726
Total liabilities and stockholders’ equity (deficit)	$2,551,782	$30,166,278

See accompanying notes to unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		August 16 1995 (Inception) to
	2006	2007	2006	2007	June 30, 2007

Research and grant revenue	$—	$675,542	$—	$716,393	$4,949,254

Operating expenses:
Research and development	925,913	1,241,841	1,834,293	3,810,341	16,334,094
General and administrative	702,388	1,151,406	1,409,595	2,062,665	12,146,559
Total operating expenses	1,628,301	2,393,247	3,243,888	5,873,006	28,480,653
Operating loss	(1,628,301)	(1,717,705)	(3,243,888)	(5,156,613)	(23,531,399)
Interest income	12,652	155,162	28,527	176,136	361,333
Interest expense	(119,572)	(25,962)	(161,846)	(1,655,497)	(3,292,069)

Loss before income taxes	(1,735,221)	(1,588,505)	(3,377,207)	(6,635,974)	(26,462,135)

Income tax benefit	—	—	—	—	719,206

Net loss	(1,735,221)	(1,588,505)	(3,377,207)	(6,635,974)	$(25,742,929)

Accretion of redeemable convertible preferred stock	(286,759)	—	(570,551)	(224,846)
Net loss applicable to common stockholders	$(2,021,980)	$(1,588,505)	$(3,947,758)	$(6,860,820)

Basic and diluted net loss per common share	$(0.46)	$(0.02)	$(0.89)	$(0.14)

Weighted average of shares outstanding	4,429,950	77,657,121	4,420,665	47,354,110

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		August 16 1995 (Inception) to
	2006	2007	June 30, 2007
Cash flows from operating activities:
Net loss	$(3,377,207)	$(6,635,974)	$(25,742,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	203,315	225,868	1,242,190
Options, warrants and stock issued for services and dilution provisions	16,899	1,896,431	2,288,564
Beneficial conversion feature	—	1,228,565	1,228,565
Amortization of discount on convertible notes	69,928	302,032	899,935
Amortization of deferred financing costs	3,759	32,892	130,050
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	—	(30,000)	(30,000)
Prepaid expenses and other assets	(103,856)	(133,159)	(791,842)
Accounts payable	468,782	643,440	1,477,179
Accrued expenses and accrued compensation	217,645	(272,332)	784,282
Deferred revenue	—	1,884,411	1,884,411
Net cash used in operating activities	(2,500,735)	(857,826)	(16,131,922)
Cash flows from investing activities:
Purchases of property and equipment	(41,018)	(61,345)	(1,918,102)
Net cash used in investing activities	(41,018)	(61,345)	(1,918,102)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	2,085,810
Net proceeds from convertible notes	2,308,179	—	5,253,811
Payments of debt	(248,825)	(280,101)	(1,156,435)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	12,350	28,718,753	28,760,371
Proceeds from exercise of common stock options	—	37,122	37,122
Common stock reacquired	—	—	(283,121)
Net cash provided by financing activities	2,071,704	28,475,774	46,581,005
Net decrease (increase) in cash and cash equivalents	(470,049)	27,556,603	28,530,981
Cash and cash equivalents, beginning of period	2,557,680	974,378	—
Cash and cash equivalents, end of period	$2,087,631	$28,530,981	$28,530,981
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Increase in property and equipment included in accounts payable	$—	$431,366	$431,366
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	3,896,001	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	16,940,297	16,940,297
Accretion of preferred stock	570,551	224,846	3,248,857
Warrants issued in connection with notes payable	679,267	—	1,258,642
Cash paid for interest	77,719	51,593	370,667

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1                                         Basis of Presentation

The accompanying unaudited financial statements of Redpoint Bio Corporation (“Redpoint” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, referred to herein as the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the 2006 financial statements and footnotes thereto of Redpoint included in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b)(3) on July 20, 2007.

2                                         Reverse Merger, Financing and Reincorporation Merger

Completion of Merger

Robcor Properties, Inc., a Florida corporation (“Robcor”), and its newly-formed subsidiary, Robcor Acquisition Corp., a Delaware corporation (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 12, 2007, by and among, Redpoint, formerly a privately-held Delaware corporation, on the one hand, and Robcor, Merger Sub, Robcor LLC, a Kentucky limited liability company and wholly-owned subsidiary of Robcor (“Robcor LLC”) and Halter Financial Investments, L.P., a Texas limited partnership (“Halter”), and Michael Heitz (“Heitz”), as stockholders of Robcor, on the other hand.  Pursuant to the Merger Agreement, Merger Sub, which Robcor had incorporated in the state of Delaware for the purpose of completing the transaction, merged into Redpoint (the “Reverse Merger”) on March 12, 2007 (the “Closing” or the “Closing Date”) with Redpoint continuing as the surviving entity in the Reverse Merger.  As a result of the Reverse Merger, Redpoint became a wholly-owned subsidiary of Robcor.  In connection with the Reverse Merger, each share of capital stock of Redpoint was converted into 2.7820 shares of common stock of Robcor and all of Redpoint’s convertible promissory notes were converted into shares of common stock of Robcor.

Redpoint was deemed to have been the accounting acquirer in the Reverse Merger.  Accordingly, the financial statements of the Company presented reflect the historical results of Redpoint prior to the Reverse Merger, and of the combined entities following the Reverse Merger, and do not include the historical financial results of Robcor prior to the consummation of the Reverse Merger.

Private Placement

Concurrently with the completion of the Reverse Merger, Robcor received $17.2 million in net proceeds from the initial closing of a private placement of approximately 24.7 million shares common stock at a price of $0.81 per share, and warrants to purchase approximately 6.2 million shares of Robcor common stock at an exercise price of $1.35 per share (the “Private Placement”).  The initial closing of the Private Placement occurred on March 12, 2007, concurrently with the completion of the Reverse Merger.

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

On April 6, 2007, Robcor sold an additional 16.1 million shares of common stock and warrants to purchase 4.0 million shares of common stock which resulted in net proceeds of approximately $11.2 million.  In connection with the April closing, warrants to purchase an additional 1.6 million shares of common stock were issued to the placement agents.

Reincorporation Merger

On June 15, 2007, Robcor was merged with and into Redpoint, its wholly-owned subsidiary, with Redpoint being the surviving corporation pursuant to the Agreement and Plan of Merger dated May 3, 2007. As a result of the merger, the Company’s state of incorporation changed from Florida to Delaware.

In connection with the reincorporation merger, the authorized number of shares of common stock was decreased from 1,000,000,000 shares of common stock, no par value per share, to 150,000,000 shares of common stock, $0.0001 par value per share, and the authorized number of shares of preferred stock was decreased from 20,000,000 shares of preferred stock, no par value per share, to 10,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s share data and capital stock have been retrospectively adjusted for all periods presented to reflect the reincorporation merger.

In addition, the maximum number of shares of common stock reserved for issuance under the Company’s 2007 Omnibus Equity Compensation Plan was increased from 13,511,562 to 17,644,267 shares.

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

(f)                                    Net Loss per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share , by dividing the net loss allocable to common stockholders by the weighted average number of shares of Common Stock outstanding.

As of June 30, 2007 the Company has outstanding certain options and warrants, which have not been used in the calculation of diluted net loss per share because, to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

(g)                                 Income Taxes

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007.  Upon adoption of FIN 48 and through June 30, 2007, we determined that we had no liability for uncertain income taxes as prescribed by FIN 48.  Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense.  Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization.  We do not anticipate any events during 2007 that would require the Company to record a liability related to any uncertain income taxes.

4                                        Convertible Notes Payable

In May, June and October 2006, the Company entered into a convertible debt financing agreement with certain of its existing investors which provided for $4,116,774 in funding. The Company issued 5% secured promissory notes (the “Promissory Notes”) with principal amounts totaling $4,093,024 and warrants to purchase shares of a new series of preferred stock that may be designated in the future in a Qualified Financing, as defined in such Promissory Notes.  The Promissory Notes were due on the earliest to occur of: (i) demand by holders of a majority of the outstanding principal at any time after the one year anniversary of the initial May closing; (ii) a Liquidation Event, as defined in such Promissory Notes; and (iii) the two-year anniversary of the initial May closing.  In connection with the Reverse Merger, the Promissory Notes and accrued interest were converted into 5,223,522 shares of common stock and warrants were exercised resulting in the issuance of 2,033,175 shares of common stock.

In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants , the Company allocated the proceeds from the financing between the Promissory Notes and warrants based on their relative estimated fair values.  The relative fair value of the warrants of $1,228,565 was recorded against the carrying value of the Promissory Notes as an original issue discount (OID) which was being amortized as interest expense over the one year anniversary of the initial May issuance date of the Promissory Notes until the closing of Reverse Merger. During the six months ended June 30, 2007, the Company recognized a noncash charge to interest expense of $302,032 for the amortization of the remaining OID.

In accordance with Emerging Issues Task Force (EITF) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments , and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios , after considering the allocation of the proceeds to the Promissory Notes, the Company determined that the Promissory Notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the Promissory Notes due to the fact that the original carrying value of Promissory Notes, after allocation of the proceeds, would be less than the purchase price of the new series of preferred stock paid by investors in the new series. In accordance with EITF No. 98-5, the Contingent BCF of $1,228,565 was recognized as additional interest expense during the six months ended June 30, 2007 when the Promissory Notes were converted into shares of the common stock.

5                                        Stockholders’ Equity

(a)                                 Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company pursuant to certain antidilution protection.  During the six months ended June 30, 2007, the Company recorded a charge of $1.6 million to research and development expenses, which represents the fair value of these shares.

(b)                                 Warrants

As of June 30, 2007, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration

138,446	$0.15	December 2007

53,039	$0.75	December 2012

6,182,287	$1.35	March 2010

4,015,059	$1.35	April 2010

3,574,906	$0.97	April 2012

(c)                                  Stock Option Plans

In November 2003, the Company adopted the 2003 Stock Incentive Plan, as amended (the 2003 Plan), that authorized the Company to grant up to 6,523,790 shares of Common Stock to eligible employees, directors, and consultants to the Company in the form of restricted stock and stock options. The amount and terms of grants were determined by the board of directors. The term of the options could have been up to 10 years, and options were exercisable in cash or as otherwise determined by the board of directors. Generally, options vested 25% upon the first anniversary of the date of grant and ratably each month thereafter through the fourth anniversary of the date of grant.

On March 12, 2007, the Company adopted the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan (“ 2007 Plan “), which provided for the issuance of up to 13,511,562 shares of common stock, subject to adjustment in certain circumstances.  In connection with the adoption of the 2007 Plan, the 2003 Plan merged with and into the 2007 Plan and no additional grants may be made thereafter under the 2003 Plan.  Outstanding grants under the 2003 Plan will continue in effect in accordance with their terms as in effect before March 12, 2007 and the shares with respect to outstanding grants under the 2003 Plan will be issued or transferred under the 2007 Plan.  The 2007 Plan is now the Company’s only plan in effect.

On April 20, 2007, the Company approved an amendment to the 2007 Plan, which increased the maximum number of shares of common stock reserved for issuance under the 2007 Plan by an additional 4,132,705 shares from 13,511,562 to 17,644,267 shares of common stock.

The following is a summary of stock option activity under the Plan during the six months ended June 30, 2007:

	Number of	average	contractual
	shares	exercise price	term
Outstanding at December 31, 2006	5,426,049	$0.16
Granted	4,874,516	0.81
Exercised	(247,482)	0.15
Forfeited	(1,105,690)	0.60
Outstanding at June 30, 2007	8,947,393	0.46	8.4 years

All options granted to date have exercise prices equal to the estimated fair value of the underlying common stock on the date of grant as determined by the board of directors. As of June 30, 2007, there were 8,414,152 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the six months ended June 30, 2007 and 2006 was estimated at $0.53 and $0.28, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $155,715, $264,724, $6,662 and $16,899 of compensation expense pursuant to SFAS 123R for the three and six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $2.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.7 years.

(d)                                 Registration Rights

On June 5, 2007, the Company filed a “resale” registration statement with the SEC covering all shares of common stock issued in the Private Placement and in connection with the Reverse Merger, including shares of common stock into which certain warrants are exercisable.  Such registration statement was declared effective on July 20, 2007.  The Company will use its best efforts to maintain its effectiveness until such time as all securities registered under the registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier.

6                                        Research and Development Collaboration

On March 27, 2007, Redpoint entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, a Swiss company (“Givaudan”), for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  Under terms of the Givaudan Agreement, Redpoint received an upfront payment of $1.3 million in March, 2007 and will receive research funding over the initial 3.5 year term of the Givaudan Agreement, of up to $11.6 million.  Redpoint will also be eligible to receive milestone payments of up to $2.5 million as well as royalty payments based on global sales of Givaudan products that contain flavor systems incorporating compound developed under the collaboration.  The upfront payment of $1.3 million will be recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission, referred to herein as the SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements that we may make from time to time, including, without limitation, statements contained in this Quarterly Report on Form 10-Q, referred to herein as the Quarterly Report, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be made directly in this Quarterly Report, and they may also be made a part of this Quarterly Report by reference to other documents filed with the SEC, which is known as “incorporation by reference.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:

•                 our need for additional capital to fund the current level of our research and development programs, our inability to further identify, develop and achieve commercial success for new products and technologies;

•                 the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials;

•                 the risk that clinical trials may not result in marketable products;

•                 the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates;

•                 our dependence upon food, ingredient and pharmaceutical and biotechnology collaborations;

•                 the levels and timing of payments under our collaborative agreement;

•                 uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all;

•                 the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies;

•                 patent-infringement claims;

•                 risks of new, changing and competitive technologies and regulations in the United States and internationally; and

•                 other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.  All subsequent forward-looking statements attributable to Redpoint, or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Introduction

Reverse Triangular Merger and Private Placement

On March 12, 2007, we entered into the Agreement and Plan of Merger, dated as of March 12, 2007, by and among Redpoint, on the one hand, and Robcor, Robcor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Robcor, referred to herein as Merger Sub, Robcor, LLC, a Kentucky limited liability company and wholly-owned subsidiary of Robcor, referred to herein as Robcor, LLC, and Halter Financial Investments, L.P., a Texas limited partnership, and Michael Heitz, as stockholders of Robcor, on the other hand, referred to herein as the Reverse Merger Agreement. The transactions contemplated by the Reverse Merger Agreement were consummated on March 12, 2007, which is referred to herein as the Closing or Closing Date.

Pursuant to the Reverse Merger Agreement, on the Closing Date, Merger Sub merged with and into Redpoint, which will be referred to herein as the Reverse Merger, with Redpoint being the surviving corporation. Redpoint became a wholly-owned subsidiary of Robcor and the outstanding shares of capital stock, convertible notes and certain warrants to purchase capital stock of Redpoint were converted into an aggregate of 35,073,259 shares of Robcor common stock in accordance with the Delaware General Corporation Law, also known as the DGCL, on the terms and conditions as set forth in the Reverse Merger Agreement.

Additionally, on the Closing Date, Robcor cancelled and extinguished 1,150,000 shares of Robcor common stock held by our former stockholder Michael Heitz in exchange for the transfer to Mr. Heitz, simultaneous with the Closing, of Robcor’s membership interest in Robcor, LLC held prior to the Closing Date.

Contemporaneously with the Reverse Merger, Redpoint and Robcor completed the first closing of a private placement, referred to herein as the Private Placement, of an aggregate of 24,729,060 shares of Robcor common stock at a price of $0.81 per share, together with three-year warrants to buy 25% of the number of shares of Robcor common stock purchased at a cash exercise price of $1.35 per share, referred to herein as the Investor Warrants. On April 6, 2007, Redpoint and Robcor completed the second and final closing of the Private Placement of an aggregate of 16,060,203 shares of Robcor common stock at a price of $0.81 per share, together with the Investor Warrants.

Reincorporation Merger

On May 3, 2007, Redpoint and Robcor entered into an Agreement and Plan of Merger in which Robcor, the former parent company of Redpoint, merged with and into Redpoint.  Such merger, referred to herein as the Reincorporation Merger, was approved by the holders of a majority of Robcor common stock outstanding as of May 3, 2007 via the execution of a written consent.  The Reincorporation Merger was deemed effective on June 15, 2007 and resulted in:

•                the change in our state of incorporation from Florida to Delaware via the merger of Robcor into Redpoint, pursuant to the Agreement and Plan of Merger, dated May 3, 2007, between Redpoint and Robcor, which means that we, as the surviving corporation in the Reincorporation Merger, are now governed by the laws of the State of Delaware;

•                the change of Robcor’s duly registered name from “Robcor Properties, Inc.” to “Redpoint Bio Corporation”;

•                Redpoint’s Third Amended and Restated Certificate of Incorporation becoming the certificate of incorporation of the surviving corporation, under which the authorized number of shares of common stock was decreased from 1,000,000,000 shares of common stock, no par value per share, as authorized under Robcor’s articles of incorporation, to 150,000,000 shares of common stock, $0.0001 par value per share, and the authorized number of shares of preferred stock was decreased from 20,000,000 shares of preferred stock, no par value per share, as authorized under Robcor’s articles of incorporation, to 10,000,000 shares of preferred stock, $0.0001 par value per share;

•                Redpoint’s Amended and Restated By-laws became our by-laws as the surviving corporation; and

•                a 4,132,705 share increase to the maximum number of shares of common stock reserved for issuance under our 2007 Omnibus Equity Compensation Plan, from 13,511,562 to 17,644,267 shares.

Outstanding Securities

As of June 30, 2007, there were 78,916,157 shares of our common stock outstanding, outstanding options to purchase 8,947,393 shares of our common stock, and outstanding warrants to purchase 13,963,737 shares of our common stock.

This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report and the financial statements of Redpoint included in our Prospectus filed pursuant to Rule 424(b)(3) on July 20, 2007.

Overview

Redpoint is a development stage biotechnology company focused on discovering, developing, and commercializing ingredients that improve the taste of medicines and consumer health care products and enhance the nutritional value of foods and beverages.  We use our technology to discover and develop products for partners and for our own pipeline.

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2007.  As of June 30, 2007, Redpoint had an accumulated deficit of $29.2 million and anticipates incurring additional losses for at least the next several years.  We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  Through June 30, 2007, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants.  In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds.  On April 6, 2007, we completed the final closing of the private placement raising an additional $11.2 million of net proceeds, bringing the total private placement net proceeds to $28.4 million.

On March 27, 2007, we entered into a Joint Research and Development and License Agreement, which we refer to as the Givaudan Agreement, with Givaudan Schweiz AG, a Swiss company, referred to herein as Givaudan, for the development and commercialization of compounds that enhance sweetness or savory sensation (Enhancer Compounds), as well as compounds that block or desensitize bitter taste (Bitter Blocker Compounds) for use in the food and beverage industry, which we refer to as the Field.  Under the Givaudan Agreement, Redpoint and Givaudan will collaborate exclusively with each other to discover and develop Enhancer Compounds and Bitter Blocker Compounds that act primarily through the modulation of the TRPM5 channel (Collaboration Compounds) pursuant to the research plan and the development plan, respectively.  In consideration of our agreement to conduct research and develop Collaboration Compounds and grant exclusive licenses and other rights to Givaudan pursuant to the terms and conditions of the Givaudan Agreement, Givaudan paid us an upfront technology fee in the amount of $1.3 million and agreed to provide research funding to us over the initial 3.5 year term of the Givaudan Agreement of up to $11.6 million.  Givaudan will also reimburse us for costs incurred by Redpoint in connection with obtaining certain regulatory approvals.  In addition, Givaudan also agreed to pay us milestone payments of up to $2.5 million upon the achievement of specified development and commercialization events set forth in the Givaudan Agreement.  Givaudan will make royalty payments to us, including an annual minimum royalty and royalty payments based on net sales of Givaudan products that contain the Collaboration Compounds for use in the Field.  We will make certain limited payments to Givaudan relating to the use of the Collaboration Compounds outside the Field.

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

Research and Development

Our research and development expenses consist primarily of internal costs associated with our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf.  Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies.  We charge research and development costs to operations as incurred.

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

Results of Operations

Three months ended June 30, 2007 compared to June 30, 2006

Research and Grant Revenue.  We recorded revenue of $0.7 million, including $0.1 million attributable to the upfront fee which is being recognized as revenue over the initial term of the agreement and $0.6 million of research funding, during the three months ended June 30, 2007 as a result of the commencement of the Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  During the three months ended June 30, 2006, we did not generate any research and grant revenue, as we focused our efforts on advancing our technologies and did not enter into any discovery collaborations.

Research and Development Expenses.  Our research and development expenses were $1.2 million for the three months ended June 30, 2007 compared to $0.9 million for the three months ended June 30, 2006.  The increase was primarily attributable to increased costs associated with investment in our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf.  In particular, our facilities costs increased as a result of our move to our new location in Ewing, New Jersey effective in May 2007.  Our new, state-of-the-art facility in Ewing, New Jersey will enable us to move ahead with the planned build-out of our research and development operations.  In addition, salaries and related benefits, depreciation on laboratory equipment increased.   We anticipate that research and development expenses will increase as we advance our research and development programs covering our bitter blocker and taste enhancer programs.

General and Administrative Expenses. Our general and administrative expenses were $1.2 million for the three months ended June 30, 2007 compared to $0.7 million for the three months ended June 30, 2006.  The increase of $0.5 million was primarily related to costs associated with Redpoint becoming a public company, such as increases in accounting, legal and investor relations fees, as well as expenses associated with our move to our new facility.  During the three months ended June 30, 2007 we also incurred an expense of approximately $0.1 million as a result of the write-off of the remaining lease obligation on our prior facility which we no longer occupy.  In addition, during the three months ended June 30, 2007 we recognized non-cash compensation expense of approximately $0.1 million pursuant to SFAS 123R.    We anticipate that general and administrative expenses will continue to increase as we incur costs relating to our operations as a public company and increase our investment in business development required to support our research and development efforts.

Interest Expense.  Interest expense was $26,000 for the three months ended June 30, 2007 compared to $120,000 for the three months ended June 30, 2006.  In May 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding.  In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock.  We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values.  The fair value of the warrants were recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes.  During the three months ended June 30, 2006, we recognized a non-cash charge to interest expense of $55,000 for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock.

During 2005, we borrowed $2.0 million to finance the purchase of laboratory and office equipment at interest rates ranging between 9.4% and 10.4%.  Interest expense on these borrowings was $26,000 and $36,000 for the three months ended June 30, 2007 and 2006, respectively.

Six months ended June 30, 2007 compared to June 30, 2006

Research and Grant Revenue.  We recorded revenue of $0.7 million, including $0.1 million attributable to the upfront fee which is being recognized as revenue over the initial term of the agreement and $0.6 million of research funding, during the six months ended June 30, 2007 from the commencement of the Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  During the six months ended June 30, 2006 we did not generate any research and grant revenue, as we focused our efforts on advancing our technologies and did not enter into any discovery collaborations.

Research and Development Expenses.   Our research and development expenses were $3.8 million for the six months ended June 30, 2007 compared to $1.8 million for the six months ended June 30, 2006.  The increase was primarily attributable to a $1.6 million non-cash charge in connection with the issuance of approximately 2.0 million shares of our common stock related to anti-dilution protection for Dr. Margolskee, the Company’s founder.  Dr. Margolskee’s anti-dilution protection terminated upon completion of the final closing of the Private Placement on April 6, 2007.  In addition, we experienced increased costs associated with our investment in our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf.  In particular, our facilities costs increased as a result of our move to our new location in Ewing, New Jersey effective in May 2007.  Our new, state-of-the-art facility in Ewing, New Jersey will enable us to move ahead with the planned build-out of our research and development operations.  In addition, salaries and related benefits, depreciation on laboratory equipment and R&D related software costs increased.

General and Administrative Expenses. Our general and administrative expenses were $2.1 million for the six months ended June 30, 2007 compared to $1.4 million for the six months ended June 30, 2006.  The increase of $0.7 million was related to costs associated with Redpoint becoming a public company, such as increases in accounting, legal and investor relations fees, as well as expenses associated with our move to our new facility.  During the six months ended June 30, 2007 we also incurred an expense of approximately $0.1 million as a result of the write-off of the remaining lease obligation on our prior facility which we no longer occupy. Approximately $0.2 million of the increase was related to executive severance in connection with a separation agreement that we entered into with a former officer during the six months ended June 30, 2007.  In addition, during the six months ended June 30, 2007 we recognized non-cash compensation expense of approximately $0.1 million pursuant to SFAS 123R.

Interest Expense.  Interest expense was $1.7 million for the six months ended June 30, 2007 compared to $0.2 million for the six months ended June 30, 2006.  In May 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding.  In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock.  We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values.  The fair value of the warrants were recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes.  During the six months ended June 30, 2007 and June 30, 2006, we recognized a non-cash charge to interest expense of $0.3 million and $55,000, respectively, for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock.  Furthermore, in accordance with Emerging Issues Task Force (EITF) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments , and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios , after considering the allocation of the proceeds to the promissory notes, the Company determined that the promissory notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the promissory notes due to the fact that the original carrying value of promissory notes, after allocation of the proceeds, would be less than the purchase price of the new series of stock paid by investors in the new series.  In accordance with EITF No. 98-5, the Contingent BCF of $1.2 million was recognized as additional non-cash interest expense when the promissory notes were converted into shares of common stock.

During 2005, we borrowed $2.0 million to finance the purchase of laboratory and office equipment at interest rates ranging between 9.4% and 10.4%.  Interest expense on these borrowings was $52,000 and $77,000 for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $28.5 million and working capital of $24.9 million.  Since inception, we have used $16.1 million of cash to fund our operating activities and $1.9 million for capital expenditures.  Through June 30, 2007, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.7 million, cash received from corporate collaborations totaling $4.9 million, government grants totaling $1.8 million, and capital equipment financing totaling $2.1 million.

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

We expect that substantially all of our revenue for the foreseeable future will come from corporate collaborations, license agreements and interest earned on the proceeds from our sales of securities.  In the next six months (through December 31, 2007), we expect to recognize $1.4 million as revenue from the Givaudan Agreement, which includes $0.2 million of the upfront technology fee which is being recognized as revenue over the related performance period and $1.2 million pursuant to research funding.  We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development.  There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.  In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants.  For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required.  There is no assurance that such financing will be available to us as needed.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of June 30, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$8,461,000	$963,000	$2,492,000	$1,692,000	$3,314,000
Long-term debt	929,000	543,000	386,000	—	—
License payments	325,000	25,000	75,000	50,000	175,000
	$9,715,000	$1,531,000	$2,953,000	$1,742,000	$3,489,000

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

Stock-Based Compensation

We follow SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) under which we recognize compensation cost for awards to employees and non-employee board members based on the grant-date fair value of stock-based awards over the period during which an award holder is required to provide service in exchange for the award.  No compensation is recognized for awards for which the award holder does not tender the requisite service.  At June 30, 2007, total unrecognized compensation expense related to non-vested stock options granted prior to that date was $2.0 million, which is expected to be recognized over a weighted average period of 3.7 years.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments.  We have no material currency exchange or interest rate risk exposure as of June 30, 2007.  Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4T.     CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures:  We maintain controls and procedures designed to ensure that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and disclosed within the time periods specified in the rules promulgated by the SEC, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, referred to herein as the Exchange Act) and, as required by SEC rules, to evaluate their effectiveness.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

(b)           Changes in Internal Controls Over Financial Reporting.   There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this Quarterly Report before deciding to invest in shares of our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the market price of our common stock would likely decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Risks Related To Our Business and Our Industry

Redpoint is a development-stage company.  We have incurred losses since inception and expect to incur significant net losses in the foreseeable future and may never become profitable.

Since our inception we have incurred significant losses and negative cash flows from operations.  As of June 30, 2007, we had an accumulated deficit of $29.2 million, and anticipate incurring additional losses for at least the next several years.  We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  We have not generated significant revenues in any particular year since our inception.  To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations.  If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market.  We believe our current capital resources will satisfy our planned capital needs through December 2008.  Our future capital requirements will depend on many factors, including:

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

We face substantial competition from companies pursuing the commercialization of products and services relevant to taste using various methods for the discovery of taste enhancers and aversive taste blockers.  These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise and Firmenich.  Among food manufacturers, at least Nestlé has an active program cloning and expressing receptors for in vitro screening assays.  In addition, Senomyx, Inc. is a public biotechnology company taking a biochemical approach to taste modulation, both in foods and pharmaceutical products.  Senomyx is principally focused in the area of taste enhancement for food products and uses high throughput screening technology and synthetic and natural products chemistry to discover novel flavor enhancers, which it licenses to end users in the food industry.  Senomyx was initially focused on sweetness, savory and salty flavor enhancers, but is now also developing programs to discover bitter blockers for food and pharmaceutical products.  Chemcom is another company that is developing a biotechnology approach to finding novel taste enhancers.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products.

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

In the event we are not able to protect our intellectual property and proprietary information, our business will be materially harmed.

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

The sale of a significant number of shares of our common stock in the public market could harm the market price of our common stock.  As additional shares of common stock become available for resale in the public market pursuant to the registration statement and releases of lock-up agreements, the market supply of shares of common stock will increase, which could decrease its market price.  The number of shares which may be sold into the marketplace pursuant to the registration statement is significant.  We believe that such sales may severely depress the market price of our common stock.  In addition, some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to an additional registration statement, if one is effective), and these sales may also have a depressive effect on the market for the shares of common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing of a notification on Form 144 with the SEC, sell into the market common stock in an amount up to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before such sale.  Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.  The Company’s officers, directors, employees and most stockholders currently owning greater than 4% of our issued and outstanding common stock are subject to lock-up provisions relating to shares of our common stock that they owned prior to the Reverse Merger that prevent the sale or transfer of common stock from the date of the initial closing of the Private Placement until 180 days after the effective date of the resale registration statement.

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

Because Redpoint became a public company as a result of the Reverse Merger and Reincorporation Merger and not through a traditional underwritten initial public offering of securities, the Company may not attract the attention of major brokerage firms.  Additionally, as a public company, we will incur substantial expenses.

As a result of the Reverse Merger and Reincorporation Merger, Redpoint became a publicly-traded company and, accordingly, will be subject to the information and reporting requirements of the United States securities laws.  The costs to public companies of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause the Company’s expenses to be higher than they would be if it were a privately-held company.  In addition, the Company will incur substantial expenses in connection with the preparation of the registration statement and related documents with respect to the registration of the common stock issued in the Private Placement and the Reverse Merger.  Security analysts of major brokerage firms may not provide coverage of the Company.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

We have discretion on how we use any proceeds we receive from the exercise of warrants.

Our management has broad discretion on how to use and spend any proceeds we receive as a result of selling security holders exercising their warrants. Our stockholders may not agree with our decision on how to use such proceeds. If we fail to spend the proceeds effectively, our business and financial condition could be harmed and we may need to seek additional financing sooner than expected.

It is not anticipated that there will be an active public market for shares of our common stock in the near term and stockholders may have to hold their shares of common stock for an indefinite period of time.  Stockholders may be unable to resell a large number of their shares of common stock within a short time frame or at or above their purchase price.

To have purchased shares of our common stock and warrants to purchase common stock in the Private Placement, an investor must have represented that it was acquiring such shares and warrants for investment and not with a view to distribution or resale, that the investor understood that neither the common stock nor the warrants are readily transferable and, in any event, that it must bear the economic risk of an investment in the common stock for an indefinite period of time because neither the common stock nor the warrants have been registered under the Securities Act of 1933, as amended (the Securities Act), or applicable state “Blue Sky” or securities laws, and that neither the common stock nor the warrants can be sold unless they are subsequently registered or an exemption from such registration is available.  Because our common stock is thinly traded, an investor cannot expect to be able to liquidate its investment in case of an emergency or if it otherwise desires to do so.  Large transactions in common stock may be difficult to conduct in a short period of time.  Further, the sale of shares of common stock may have adverse federal income tax consequences.

If we do not comply with registration rights granted to certain holders of our restricted securities, we may be required to pay damages to such holders.

We filed a “resale” registration statement with the SEC covering all shares of common stock issued in connection with the Private Placement, including shares of common stock into which any warrants are exercisable, within 60 days after the final closing of the Private Placement. Such registration statement has been declared effective by the SEC. We will use our best efforts to have such “resale” registration statement maintain its effectiveness until such time as all securities registered under the registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier. We cannot assure you that we will be able to obtain or maintain such effective registration statement.

Our common stock may be considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market or exercise price of less than $5 per share, subject to specific exemptions. Initially, the market price of our common stock is likely to be less than $5 per share and therefore may be designated a “penny stock” under SEC rules.  This designation requires any broker or dealer selling our common stock to disclose certain information about the transaction, obtain a written agreement from the investor and determine that the investment in our common stock by the investor is a reasonably suitable investment for such investor.  These rules may restrict the ability of brokers or dealers to sell our common stock and, as a result, may affect the ability of investors to sell their shares. In addition, unless and until our common stock is listed for trading on the American Stock Exchange or NASDAQ Capital Market or similar market, investors may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of your investment.

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

As of the final closing of the Private Placement, we issued warrants to investors to acquire approximately 10.2 million shares of common stock and warrants to the placement agents to acquire approximately 3.6 million shares of common stock in the Private Placement,  There are also additional warrants to purchase approximately 0.2 million shares of common stock which in addition to the warrants issued to investors and the placement agents in connection with the Private Placement, is an aggregate of 14.0 million shares of common stock underlying such warrants that, if exercised or converted, could decrease the net tangible book value of our common stock.  In addition, there are 17.6 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan.  If the holders of those options exercise those options, you may experience dilution in the net tangible book value of our common stock.

Directors and officers of the Company have a high concentration of our common stock ownership.

Based on the aggregate number of shares of our common stock that are outstanding as of June 22, 2007, our officers and directors beneficially own approximately 36.26% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 12, 2007, we completed the first closing of a private placement, which we refer to as the Private Placement, of an aggregate of 24,729,060 shares of unregistered common stock of Robcor at a price of $0.81 per share, together with three-year warrants to buy 25% of the number of shares of common stock of Robcor purchased at a cash exercise price of $1.35 per share, referred to herein as the Investor Warrants, raising approximately $20.0 million of gross proceeds.

On April 6, 2007, we completed the second and final closing of the Private Placement of an aggregate of 16,060,203 unregistered shares of common stock of Robcor at a price of $0.81 per share, together with Investor Warrants, raising an additional $13 million of gross proceeds, bringing the total Private Placement gross proceeds to $33 million.

No underwriters were used for the sale of common stock.  The securities were sold pursuant to an exemption from registration under Rule 506 of Regulation D.

We filed a “resale” registration statement with the SEC covering all shares of unregistered common stock issued in connection with the Private Placement, including shares of common stock into which certain warrants are exercisable, and the “resale” registration statement was declared effective by the SEC on July 20 , 2007.  We will use our best efforts to have such “resale” registration statement maintain its effectiveness until such time as all securities registered under the registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier.  We cannot provide assurance that we will be able to obtain or maintain such effective registration statement.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2007, the holders of a majority (approximately 61.1%) of the 78,668,675 shares of Robcor common stock outstanding as of May 3, 2007 executed a written consent approving the Reincorporation Merger described earlier.  The Reincorporation Merger was deemed effective on June 15, 2007 and resulted in:

•       the change in our state of incorporation from Florida to Delaware via the merger of Robcor into Redpoint, pursuant to the Agreement and Plan of Merger, dated May 3, 2007, between Redpoint and Robcor, which means that we, as the surviving corporation in the Reincorporation Merger, are now governed by the laws of the State of Delaware;

•       the change of Robcor’s duly registered name from “Robcor Properties, Inc.” to “Redpoint Bio Corporation”;

•       Redpoint’s Third Amended and Restated Certificate of Incorporation becoming the certificate of incorporation of the surviving corporation, under which the authorized number of shares of common stock was decreased from 1,000,000,000 shares of common stock, no par value per share, as authorized under Robcor’s articles of incorporation, to 150,000,000 shares of common stock, $0.0001 par value per share, and the authorized number of shares of preferred stock was decreased from 20,000,000 shares of preferred stock, no par value per share, as authorized under Robcor’s articles of incorporation, to 10,000,000 shares of preferred stock, $0.0001 par value per share;

•       Redpoint’s Amended and Restated By-laws became our by-laws as the surviving corporation; and

•       a 4,132,705 share increase to the maximum number of shares of common stock reserved for issuance under our 2007 Omnibus Equity Compensation Plan, from 13,511,562 to 17,644,267 shares.

On May 23, 2007, a Definitive Information Statement on Schedule 14C, referred to herein as the Information Statement, was filed with the SEC and mailed to all holders of Robcor common stock outstanding as of April 9, 2007.  The Information Statement was distributed for informational purposes only and was not distributed for purposes of soliciting the consent or vote of any holder of Robcor common stock.

ITEM 6.     EXHIBITS

Exhibit No.

3.1

Third Amended and Restated Certificate of Incorporation of Redpoint Bio Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 2, 2007).

3.2

Amended and Restated By-laws of Redpoint Bio Corporation (Incorporated by reference to Exhibit C of the Registrant’s Definitive Information Statement on Schedule 14C filed with the Commission on May 3, 2007).

10.1

Separation Agreement and General Release, dated as of April 25, 2007, by and between Redpoint Bio Corporation and Susan Welsh (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 26, 2007).

10.2

Agreement and Plan of Merger, dated May 3, 2007, between Robcor Properties, Inc. and Redpoint Bio Corporation (Incorporated by reference to Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C filed with the Commission on May 3, 2007).

10.3

Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan (Incorporated by reference to Exhibit D of the Registrant’s Definitive Information Statement on Schedule 14C filed with the Commission on March 16, 2007).

10.4

Form of Subscription Agreement, by and between Robcor Properties, Inc. and certain accredited investors (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on April 9, 2007).

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

REDPOINT BIO CORPORATION

August 14, 2007	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2007	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

3.1

Third Amended and Restated Certificate of Incorporation of Redpoint Bio Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 2, 2007).

3.2

Amended and Restated By-laws of Redpoint Bio Corporation (Incorporated by reference to Exhibit C of the Registrant’s Definitive Information Statement on Schedule 14C filed with the Commission on May 3, 2007).

10.1

Separation Agreement and General Release, dated as of April 25, 2007, by and between Redpoint Bio Corporation and Susan Welsh (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 26, 2007).

10.2

Agreement and Plan of Merger, dated May 3, 2007, between Robcor Properties, Inc. and Redpoint Bio Corporation (Incorporated by reference to Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C filed with the Commission on May 3, 2007).

10.3

Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan (Incorporated by reference to Exhibit D of the Registrant’s Definitive Information Statement on Schedule 14C filed with the Commission on March 16, 2007).

10.4

Form of Subscription Agreement, by and between Robcor Properties, Inc. and certain accredited investors (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on April 9, 2007).

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