Form 10-Q
period 2007-09-30
Redpoint Bio CORP
filed 2007-11-14
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of November 14, 2007 was 79,127,995.

REDPOINT BIO CORPORATION

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited):	3

	Balance Sheets as of December 31, 2006 and September 30, 2007	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2007 and the period from August 16, 1995 (inception) to September 30, 2007	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2007 and the period from August 16, 1995 (inception) to September 30, 2007	5

	Notes to Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4T.	CONTROLS AND PROCEDURES	17

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 6.	EXHIBITS	32

SIGNATURES		34

PART I. FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$974,378	$9,347,609
Marketable securities	—	16,418,825
Accounts receivable	—	600,000
Prepaid expenses and other current assets	72,697	242,906
Total current assets	1,047,075	26,609,340
Property and equipment, net	840,435	1,283,594
Deferred financing costs	308,456	—
Other assets	355,816	290,156
Total assets	$2,551,782	$28,183,090
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Convertible notes payable	$3,462,359	$—
Current portion of long-term debt	574,132	512,510
Accounts payable	833,739	1,602,154
Accrued expenses	351,650	393,348
Accrued compensation	704,964	356,412
Deferred revenue	—	1,031,424
Total current liabilities	5,926,844	3,895,848
Long-term debt	635,344	271,634
Deferred revenue	—	742,864
Total liabilities	6,562,188	4,910,346

Redeemable convertible preferred stock, $0.0001 par value;
Series A convertible preferred stock; issued and outstanding 6,444,835 shares (liquidation value of $16,350,586 at December 31, 2006)	16,217,778	—
Junior preferred stock; issued and outstanding 236,987 shares (liquidation value of $622,787 at December 31, 2006)	497,673	—

Stockholders’ equity (deficit):
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 4,439,345 at December 31, 2006 and issued and outstanding 78,916,157 shares at September 30, 2007	444	7,891
Additional paid-in capital	1,568,697	54,291,768
Deficit accumulated during development stage	(22,294,998)	(31,064,962)
Accumulated other comprehensive income	—	38,047
Total stockholders’ equity (deficit)	(20,725,857)	23,272,744
Total liabilities and stockholders’ equity	$2,551,782	$28,183,090

See accompanying notes to unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

(UNAUDITED )

	Three Months Ended September 30,		Nine Months Ended September 30,		August 16, 1995 (Inception) to
	2006	2007	2006	2007	September 30, 2007

Research and grant revenue	$—	$710,123	$—	$1,426,516	$5,659,377

Operating expenses:
Research and development	883,934	1,709,961	2,718,228	5,520,302	18,044,055
General and administrative	669,460	1,162,759	2,079,054	3,225,424	13,309,318
Total operating expenses	1,553,394	2,872,720	4,797,282	8,745,726	31,353,373
Operating loss	(1,553,394)	(2,162,597)	(4,797,282)	(7,319,210)	(25,693,996)
Interest income	13,121	275,904	41,648	452,040	637,237
Interest expense	(273,455)	(22,451)	(435,301)	(1,677,948)	(3,314,520)

Loss before income taxes	(1,813,728)	(1,909,144)	(5,190,935)	(8,545,118)	(28,371,279)

Income tax benefit	—	—	—	—	719,206

Net loss	(1,813,728)	(1,909,144)	(5,190,935)	(8,545,118)	$(27,652,073)

Accretion of redeemable convertible preferred stock	(289,725)	—	(860,276)	(224,846)
Net loss applicable to common stockholders	$(2,103,453)	$(1,909,144)	$(6,051,211)	$(8,769,964)

Basic and diluted net loss per common share	$(0.47)	$(0.02)	$(1.37)	$(0.15)

Weighted average of shares outstanding	4,435,396	78,916,157	4,425,663	57,990,405

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		August 16, 1995 (Inception) to
	2006	2007	September 30, 2007
Cash flows from operating activities:
Net loss	$(5,190,935)	$(8,545,118)	$(27,652,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	305,300	351,645	1,367,967
Accretion of discount on marketable securities	—	(54,338)	(54,338)
Options, warrants and stock issued for services and dilution provisions	34,322	2,036,593	2,428,726
Beneficial conversion feature	—	1,228,565	1,228,565
Amortization of discount on convertible notes	224,407	302,032	899,935
Amortization of deferred financing costs	57,895	32,892	130,050
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	—	(600,000)	(600,000)
Prepaid expenses and other assets	(115,860)	(168,202)	(826,885)
Accounts payable	333,525	810,366	1,644,105
Accrued expenses and accrued compensation	320,576	(175,244)	881,370
Deferred revenue	—	1,774,288	1,774,288
Net cash used in operating activities	(4,030,770)	(3,006,521)	(18,280,617)
Cash flows from investing activities:
Purchases of marketable securities	—	(16,326,440)	(16,326,440)
Purchases of property and equipment	(52,984)	(528,299)	(2,385,056)
Net cash used in investing activities	(52,984)	(16,854,739)	(18,711,496)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	2,085,810
Net proceeds from convertible notes	2,308,179	—	5,253,811
Repayment of debt	(380,619)	(425,332)	(1,301,666)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	12,352	28,622,701	28,664,319
Proceeds from exercise of common stock options	—	37,122	37,122
Common stock reacquired	—	—	(283,121)
Net cash provided by financing activities	1,939,912	28,234,491	46,339,722
Net (decrease) increase in cash and cash equivalents	(2,143,842)	8,373,231	9,347,609
Cash and cash equivalents, beginning of period	2,557,680	974,378	—
Cash and cash equivalents, end of period	$413,838	$9,347,609	$9,347,609

	Nine Months Ended September 30,		August 16, 1995 (Inception) to
	2006	2007	September 30, 2007
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Increase in property and equipment included in accounts payable	$—	$266,505	$266,505
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	3,896,001	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	16,940,297	16,940,297
Accretion of preferred stock	860,276	224,846	3,248,857
Warrants issued in connection with notes payable	679,267	—	1,258,642
Cash paid for interest	111,838	65,702	384,776

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the 2006 financial statements and footnotes thereto of Redpoint included in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b)(3) on July 20, 2007.

2                                                                 Reverse Triangular Merger, Financing and Reincorporation Merger

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

Private Placement

Concurrently with the completion of the Reverse Merger, Robcor received $17.2 million in net proceeds from the initial closing of a private placement of approximately 24.7 million shares of common stock at a price of $0.81 per share, and warrants to purchase approximately 6.2 million shares of Robcor common stock at an exercise price of $1.35 per share (the “Private Placement”).  The initial closing of the Private Placement occurred on March 12, 2007, concurrently with the completion of the Reverse Merger.

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

On April 6, 2007, Robcor sold an additional 16.1 million shares of common stock and warrants to purchase 4.0 million shares of common stock which resulted in net proceeds of approximately $11.4 million.  In connection with the April closing, warrants to purchase an additional 1.6 million shares of common stock were issued to the placement agents.

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

(c)                                  Marketable Securities

Marketable securities include investments in corporate commercial paper and debt securities having original maturities of greater than three months and a remaining maturity of less than 24 months. These marketable securities are treated for financial reporting purposes as available-for-sale and as such are reported at their fair market values. Unrealized gains and losses have been recorded as a separate component of stockholders’ equity. All realized gains and losses are recorded in the results of operations.

(d)                                 Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents and marketable securities. The Company has established guidelines relating to diversification and maturities that allows the Company to manage risk.

(e)                                  Revenue Recognition

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

(f)                                    Research and Development

Research and development costs, including those incurred in relation to the Company’s collaborative agreements, are charged to expense as incurred. These expenses include internal research and development as well as amounts paid to third party’s to conduct research on the Company’s behalf. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

(g)                                 Stock-Based Compensation

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

(h)                                 Net Loss per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of Common Stock outstanding.

As of September 30, 2007 the Company has outstanding certain options and warrants, which have not been used in the calculation of diluted net loss per share because, to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

(i)                                    Income Taxes

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007.  Upon adoption of FIN 48 and through September 30, 2007, we determined that we had no liability for uncertain income taxes as prescribed by FIN 48.  Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense.  Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.  We do not anticipate any events during 2007 that would require the Company to record a liability related to any uncertain income taxes.

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

In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company allocated the proceeds from the financing between the Promissory Notes and warrants based on their relative estimated fair values.  The relative fair value of the warrants of $1,228,565 was recorded against the carrying value of the Promissory Notes as an original issue discount (OID) which was being amortized as interest expense over the one year anniversary of the initial May issuance date of the Promissory Notes until the closing of Reverse Merger. During the nine months ended September 30, 2007, the Company recognized a noncash charge to interest expense of $302,032 for the amortization of the remaining OID.

In accordance with Emerging Issues Task Force (EITF) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments , and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios , after considering the allocation of the proceeds to the Promissory Notes, the Company determined that the Promissory Notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the Promissory Notes due to the fact that the original carrying value of Promissory Notes, after allocation of the proceeds, would be less than the purchase price of the new series of preferred stock paid by investors in the new series. In accordance with EITF No. 98-5, the Contingent BCF of $1,228,565 was recognized as additional interest expense during the nine months ended September 30, 2007 when the Promissory Notes were converted into shares of the common stock.

5                                         Stockholders’ Equity

(a)                                 Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company pursuant to certain antidilution protection.  During the nine months ended September 30, 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.

(b)                                 Warrants

As of September 30, 2007, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration

138,446	$0.15	December 2007

53,039	$0.75	December 2012

6,182,287	$1.35	March 2010

4,015,059	$1.35	April 2010

3,574,906	$0.97	April 2012

(c)                                  Stock Option Plans

In November 2003, the Company adopted the 2003 Stock Incentive Plan, as amended (the “2003 Plan”), that authorized the Company to grant up to 6,523,790 shares of Common Stock to eligible employees, directors, and consultants to the Company in the form of restricted stock and stock options. The amount and terms of grants were determined by the board of directors. The term of the options could have been up to 10 years, and options were exercisable in cash or as otherwise determined by the board of directors. Generally, options vested 25% upon the first anniversary of the date of grant and ratably each month thereafter through the fourth anniversary of the date of grant.

On March 12, 2007, the Company adopted the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan (“2007 Plan”), which provided for the issuance of up to 13,511,562 shares of common stock, subject to adjustment in certain circumstances.  In connection with the adoption of the 2007 Plan, the 2003 Plan merged with and into the 2007 Plan and no additional grants may be made thereafter under the 2003 Plan.  Outstanding grants under the 2003 Plan will continue in effect in accordance with their terms as in effect before March 12, 2007 and the shares with respect to outstanding grants under the 2003 Plan will be issued or transferred under the 2007 Plan.  The 2007 Plan is now the Company’s only plan in effect.

On April 20, 2007, the Company approved an amendment to the 2007 Plan, which increased the maximum number of shares of common stock reserved for issuance under the 2007 Plan by an additional 4,132,705 shares from 13,511,562 to 17,644,267 shares of common stock.

The following is a summary of stock option activity under the Plan during the nine months ended September 30, 2007:

	Number of	average	contractual
	shares	exercise price	term
Outstanding at December 31, 2006	5,426,049	$0.16
Granted	5,127,016	0.81
Exercised	(247,482)	0.15
Forfeited	(1,115,253)	0.60
Outstanding at September 30, 2007	9,190,330	0.47	8.1 years

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock. As of September 30, 2007, there were 8,171,215 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the nine months ended September 30, 2007 and 2006 was estimated at $0.53 and $0.10, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $140,161, $404,885, $5,031 and $21,390 of compensation expense pursuant to SFAS 123R for the three and nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $2.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.4 years.

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

6                                         Research and Development Collaboration

On March 27, 2007, Redpoint entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, a Swiss company (“Givaudan”), for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  Under the terms of the Givaudan Agreement, Redpoint received an upfront payment of $1.3 million in March 2007 and will receive research funding over the initial 3.5 year term of the Givaudan Agreement, of up to $11.6 million.  Redpoint will also be eligible to receive milestone payments of up to $2.5 million as well as royalty payments based on global sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration.  The upfront payment of $1.3 million will be recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement.

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

Outstanding Securities

As of September 30, 2007, there were 78,916,157 shares of our common stock outstanding, outstanding options to purchase 9,190,330 shares of our common stock, and outstanding warrants to purchase 13,963,737 shares of our common stock.

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

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2007.  As of September 30, 2007, Redpoint had an accumulated deficit of $31.1 million and anticipates incurring additional losses for at least the next several years.  We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.

Through September 30, 2007, our revenue has come solely from corporate collaborations, license agreements, and government grants.  In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds.  On April 6, 2007, we completed the final closing of the private placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

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

Results of Operations

Three months ended September 30, 2007 compared to September 30, 2006

Research and Grant Revenue.  We recorded revenue of $0.7 million, including $0.1 million attributable to the upfront fee which is being recognized as revenue over the initial term of the agreement and $0.6 million of research funding, during the three months ended September 30, 2007 as a result of the commencement of the Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  During the three months ended September 30, 2006, we did not generate any research and grant revenue, as we focused our efforts on advancing our technologies and did not enter into any discovery collaborations.

Research and Development Expenses.   Our research and development expenses were $1.7 million for the three months ended September 30, 2007 compared to $0.9 million for the three months ended September 30, 2006.  The increase was primarily attributable to increased costs associated with investment in our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf.  In particular, our facilities costs increased as a result of our move to our new location in Ewing, New Jersey effective in May 2007.  Our new, state-of-the-art facility in Ewing, New Jersey will enable us to move ahead with the planned build-out of our research and development operations.  In addition, salaries and related benefits, research supplies, acquisition of chemical libraries and depreciation on laboratory equipment increased.   We anticipate that research and development expenses will increase as we advance our research and development programs covering our bitter blocker and taste enhancer programs.

General and Administrative Expenses. Our general and administrative expenses were $1.2 million for the three months ended September 30, 2007 compared to $0.7 million for the three months ended September 30, 2006.  The increase of $0.5 million was primarily related to costs associated with Redpoint becoming a public company, such as increases in accounting, legal and investor relations fees, as well as expenses associated with patent filings and our move to our new facility.  In addition, during the three months ended September 30, 2007 we recognized non-cash compensation expense of approximately $0.1 million pursuant to SFAS 123R.    We anticipate that general and administrative expenses will continue to increase as we incur costs relating to our operations as a public company and increase our investment in business development required to support our research and development efforts.

Interest Expense.  Interest expense was $22,000 for the three months ended September 30, 2007 compared to $273,000 for the three months ended September 30, 2006.  In May, June and October 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding.  In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock.  We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values.  The fair value of the warrants were recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes.  During the three months ended September 30, 2006, we recognized a non-cash charge to interest expense of $188,000 for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock.

During 2005, we borrowed $2.0 million to finance the purchase of laboratory and office equipment at interest rates ranging between 9.4% and 10.4%.  Interest expense on these borrowings was $22,000 and $34,000 for the three months ended September 30, 2007 and 2006, respectively.

Nine months ended September 30, 2007 compared to September 30, 2006

Research and Grant Revenue.  We recorded revenue of $1.4 million, including $0.2 million attributable to the upfront fee which is being recognized as revenue over the initial term of the agreement and $1.2 million of research funding, during the nine months ended September 30, 2007 from the commencement of the Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  During the nine months ended September 30, 2006 we did not generate any research and grant revenue, as we focused our efforts on advancing our technologies and did not enter into any discovery collaborations.

Research and Development Expenses.   Our research and development expenses were $5.5 million for the nine months ended September 30, 2007 compared to $2.7 million for the nine months ended September 30, 2006.  The increase was primarily attributable to a $1.6 million non-cash charge in connection with the issuance of approximately 2.0 million shares of our common stock related to anti-dilution protection for Dr. Margolskee, the Company’s founder.  Dr. Margolskee’s anti-dilution protection terminated upon completion of the final closing of the Private Placement on April 6, 2007.  In addition, we experienced increased costs associated with our investment in our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf.  In particular, our facilities costs increased as a result of our move to our new location in Ewing, New Jersey effective in May 2007.  Our new, state-of-the-art facility in Ewing, New Jersey will enable us to move ahead with the planned build-out of our research and development operations.  In addition, salaries and related benefits, depreciation on laboratory equipment and R&D supplies costs increased.

General and Administrative Expenses. Our general and administrative expenses were $3.2 million for the nine months ended September 30, 2007 compared to $2.1 million for the nine months ended September 30, 2006.  The increase of $1.1 million was related to costs associated with Redpoint becoming a public company, such as increases in accounting, legal and investor relations fees, as well as expenses associated with patent filings and our move to our new facility.  During the nine months ended September 30, 2007 we also incurred an expense of approximately $0.1 million as a result of the write-off of the remaining lease obligation on our prior facility which we no longer occupy. Approximately $0.2 million of the increase was related to executive severance in connection with a separation agreement that we entered into with a former officer during the nine months ended September 30, 2007.  In addition, during the nine months ended September 30, 2007 we recognized non-cash compensation expense of approximately $0.1 million pursuant to SFAS 123R.

Interest Expense.  Interest expense was $1.7 million for the nine months ended September 30, 2007 compared to $0.4 million for the nine months ended September 30, 2006.  In May, June and October 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding.  In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock.  We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values.  The fair value of the warrants were recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes.  During the nine months ended September 30, 2007 and September 30, 2006, we recognized a non-cash charge to interest expense of $0.3 million and $0.2 million, respectively, for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock.  Furthermore, in accordance with Emerging Issues Task Force (EITF) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments , and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios , after considering the allocation of the proceeds to the promissory notes, the Company determined that the promissory notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the promissory notes due to the fact that the original carrying value of promissory notes, after allocation of the proceeds, would be less than the purchase price of the new series of stock paid by investors in the new series.  In accordance with EITF No. 98-5, the Contingent BCF of $1.2 million was recognized as additional non-cash interest expense when the promissory notes were converted into shares of common stock.

During 2005, we borrowed $2.0 million to finance the purchase of laboratory and office equipment at interest rates ranging between 9.4% and 10.4%.  Interest expense on these borrowings was $0.1 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At September 30, 2007, we had cash, cash equivalents and marketable securities of $25.8 million and working capital of $22.7 million.  Since inception, we have used $18.3 million of cash to fund our operating activities and $2.4 million for capital expenditures.  Through September 30, 2007, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $5.0 million, government grants totaling $1.8 million, and capital equipment financing totaling $2.1 million.

On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds.  On April 6, 2007 we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.  On March 27, 2007, we entered into the Givaudan Agreement for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  Pursuant to the Givaudan Agreement, Givaudan agreed to pay us an upfront technology fee in the amount of $1.3 million and provide research funding to us over the initial 3.5 year term of the Givaudan Agreement of up to $11.6 million.  We believe that the net proceeds of approximately $28.6 million received from the private placement, and the funding we are receiving from Givaudan, should be sufficient to meet our operating and capital requirements at least through September 2009.

We expect that substantially all of our revenue for the foreseeable future will come from corporate collaborations, license agreements and interest earned on the proceeds from our sales of securities.  During the fourth quarter of 2007 we expect to recognize $0.7 million as revenue from the Givaudan Agreement, which includes $0.1 million of the upfront technology fee which is being recognized as revenue over the related performance period and $0.6 million pursuant to research funding.  We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development.  There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.  In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants.  For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required.  There is no assurance that such financing will be available to us as needed.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of September 30, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$8,160,000	$868,000	$2,496,000	$1,695,000	$3,101,000
Long-term debt	784,000	512,000	272,000	—	—
License payments	300,000	25,000	75,000	50,000	150,000
	$9,244,000	$1,405,000	$2,843,000	$1,745,000	$3,251,000

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

Stock-Based Compensation

We follow SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) under which we recognize compensation cost for awards to employees and non-employee board members based on the grant-date fair value of stock-based awards over the period during which an award holder is required to provide service in exchange for the award.  No compensation is recognized for awards for which the award holder does not tender the requisite service.  At September 30, 2007, total unrecognized compensation expense related to non-vested stock options granted prior to that date was $2.0 million, which is expected to be recognized over a weighted average period of 3.4 years.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our carrying values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value.  The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies.

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments.  We have no material currency exchange or interest rate risk exposure as of September 30, 2007.  Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

We are not currently required to comply with Section 404 (Management’s Annual Report on Internal Control Over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act.  We will be required to comply with Section 404 for the first time, and will be required to provide a management report and an independent registered public accounting firm attestation report on internal control over financial reporting, in connection with our Annual Report on Form 10-K for the year ending December 31, 2007.  While we are not yet required to comply with Section 404 for this reporting period, we are preparing for future compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company’s management knows of no material existing or pending legal proceedings or claims against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation.  To the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the Company’s securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

Since our inception we have incurred significant losses and negative cash flows from operations.  As of September 30, 2007, we had an accumulated deficit of $31.1 million, and anticipate incurring additional losses for at least the next several years.  We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  We have not generated significant revenues in any particular year since our inception.  To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations.  If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market.  We believe our current capital resources will satisfy our planned capital needs through September 2009.   Our future capital requirements will depend on many factors, including:

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

We are highly dependent on F. Raymond Salemme, Ph.D., our Chief Executive Officer and President, as well as other executive and scientific officers, including Scott Horvitz, Chief Financial Officer, Scott Siegel, Vice President, Corporate Development and Robert Bryant, Ph.D., Vice President, Discovery Research.

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

Risks Related to our Common Stock; Liquidity Risks

The sale of a significant number of our shares of common stock in the public market could depress the market price of common stock.

The sale of a significant number of shares of our common stock in the public market could harm the market price of our common stock.  As additional shares of common stock have become available for resale in the public market pursuant to the registration statement and releases of lock-up agreements, the market supply of shares of common stock has increased, which could decrease its market price.  The number of shares that may be sold into the marketplace pursuant to the registration statement is significant.  We believe that such sales may severely depress the market price of our common stock.  In addition, some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to an additional registration statement, if one is effective), and these sales may also have a depressive effect on the market for the shares of common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing of a notification on Form 144 with the SEC, sell into the market common stock in an amount up to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before such sale.  Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.  The Company’s officers, directors, employees and most stockholders currently owning greater than 4% of our issued and outstanding common stock are subject to lock-up provisions relating to shares of our common stock that they owned prior to the Reverse Merger that prevent the sale or transfer of common stock from the date of the initial closing of the Private Placement until 180 days after the effective date of the resale registration statement.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.     EXHIBITS

Exhibit No.
10.1

Employment Agreement dated September 10, 2007, by and between Redpoint Bio Corporation and Scott Siegel, Ph.D. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 1, 2007).

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

REDPOINT BIO CORPORATION

November 14, 2007	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2007	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1

Employment Agreement dated September 10, 2007, by and between Redpoint Bio Corporation and Scott Siegel, Ph.D. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 1, 2007).

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