Form 10-K
period 2007-12-31
Redpoint Bio CORP
filed 2008-03-14
CIK 1328003

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51708

REDPOINT BIO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3393959 (I.R.S. Employer Identification No.)
7 Graphics Drive Ewing, New Jersey (Address of principal executive offices)	08628 (Zip Code)

Registrant's telephone number, including area code: (609) 637-9700

Securities registered pursuant to Section 12(b) of the Act:
 None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

          The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant on June 29, 2007, based on $2.45 per share, the last reported sale price on the OTC Bulletin Board on that date, was approximately $123,237,838.

          The number of shares of common stock, $0.0001 par value, of the registrant outstanding as of March 10, 2008 was 79,440,870 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

EXPLANATORY NOTE

        On March 12, 2007, Redpoint Bio Corporation ("Redpoint") entered into the Agreement and Plan of Merger, dated as of March 12, 2007, by and among Redpoint, on the one hand, and Robcor Properties, Inc., a Delaware corporation ("Robcor"), Robcor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Robcor ("Merger Sub"), Robcor, LLC, a Kentucky limited liability company and wholly-owned subsidiary of Robcor ("Robcor, LLC") and Halter Financial Investments, L.P., a Texas limited partnership, and Michael Heitz, as stockholders of Robcor, on the other hand (the "Reverse Merger Agreement"). The transactions contemplated by the Reverse Merger Agreement (the "Closing") were consummated on March 12, 2007 (the "Closing Date").

        Pursuant to the Reverse Merger Agreement, on the Closing Date, Merger Sub merged with and into Redpoint (the "Reverse Merger"), with Redpoint being the surviving corporation and becoming a wholly-owned subsidiary of Robcor, and the outstanding shares of capital stock, convertible notes and certain warrants to purchase capital stock of Redpoint were converted into shares of common stock of Robcor in accordance with the Delaware General Corporation Law (the "DGCL") on the terms and conditions as set forth in the Reverse Merger Agreement. On May 3, 2007, Redpoint and Robcor entered into an Agreement and Plan of Merger in which Robcor, the former parent company of Redpoint after consummation of the Reverse Merger, merged with and into Redpoint. Such merger, referred to herein as the Reincorporation Merger, was deemed effective on June 15, 2007.

        In this Annual Report on Form 10-K, unless the context specifically indicates otherwise:

  •
  "the Company," "we," "us," "our," "Redpoint," and "Redpoint Bio" refer to Redpoint Bio Corporation;

  •
  "Robcor" refers to Robcor Properties, Inc. prior to the Reincorporation Merger effective on June 15, 2007; and

  •
  "Original Redpoint" refers to Redpoint Bio Corporation, the privately held entity, prior to the Reincorporation Merger effective on June 15, 2007.

ITEM 1.    BUSINESS

Overview

        Redpoint Bio is a development-stage biotechnology company using advanced technology to discover and develop novel taste enhancers and aversive taste blockers for the food and beverage and pharmaceutical industries. Our discovery programs capitalize on advances in taste science and our know-how to create new products. We believe these products, when developed, may have the potential to make processed foods and beverages healthier and less costly, and enhance the acceptability, safety and efficacy of many types of pharmaceutical products. We have developed an integrated discovery platform and identified prototype compounds for both enhancement of sweet and savory taste and blocking bitter taste. To leverage our technology in the food and beverage markets, we have entered into research and development agreements with Givaudan, the world's leading company in the flavors and fragrances industry, and The Coca-Cola Company, the world's largest beverage company, referred to herein as Coca-Cola. In addition, we plan to use our technology to discover aversive taste blockers, principally to develop a pipeline of proprietary taste-modified pharmaceutical products. We may develop and market such products ourselves or partner with pharmaceutical companies who are seeking to extend the patent life or enhance the performance of their products. We have identified several categories of products where patient acceptability or the potential for novel formulation options are currently limited due to the intense bitter or other aversive taste of the active pharmaceutical ingredient. We plan to incorporate the proprietary bitter taste or aversive taste blockers found through our discovery programs with drugs of proven safety and efficacy to create novel, valued-added formulations. We currently own or have exclusive licenses to 8 issued U.S. patents, 21 pending U.S. patent applications, 3 issued foreign patents and 29 foreign patent applications. We have not yet developed any products that are commercially available.

        Our research and development efforts, both partnered and unpartnered, involve technology development and discovery programs aimed at the identification of novel compounds for taste modification. We are working to identify a compound(s) that can be used to enhance the taste of both sweet and savory flavors in a wide variety of food and beverage applications. Additionally, we are working to identify a compound(s) that could act as a universal bitter taste blocker for use both in our pharmaceutical product pipeline and for collaborative formulation development programs with major pharmaceutical companies. We intend to design our compounds to be safe and effective in minute quantities, and to be able to incorporate them into food and pharmaceutical products through the GRAS determination/notification process. Although the GRAS (Generally Recognized as Safe) process involves extensive testing to insure safety in use, the overall time required (estimated to be 12-18 months) and development costs incurred (estimated to be $1-2 million per compound) are modest compared to the size of the accessible markets. Moreover, a single GRAS-determined taste enhancer can potentially be used in a wide range of food applications. In addition, a GRAS determination is heavily relied upon by the U.S. Food and Drug Administration (FDA) to evaluate the safety and inclusion of flavor modifiers into pharmaceutical products. A single aversive taste blocker can potentially be used to create a multitude of new drug formulations that in many cases may be patentable in their own right. New drug product or product variations will require FDA approval through the New Drug Application (NDA) process. We believe there may be additional potential applications for our technology for the modification of aversive taste sensations in food products, as well as potential for discovering novel compounds for other pharmaceutical applications.

Scientific Background

        The five basic taste senses include sweet, savory, bitter, salt, and sour. Savory is also sometimes referred to as "umami". The sweet, savory, and salt tastes are appetitive, while the bitter and sour tastes are aversive. The five basic tastes are sensed primarily by the taste buds on the tongue. Sequencing of the human genome has led to the identification of the molecular receptors and signal transduction components responsible for the sense of taste. This in turn has allowed discovery strategies originally developed for new pharmaceutical discovery to be applied to the identification of new taste modulators.

        In the case of the sweet, savory and bitter taste sensations, taste cells on the tongue initially sense tastants like sugars (sweet flavor), amino acids (savory or umami flavor), and bitter substances (bitter flavor) through binding of the tastant molecules to specific receptors on the taste cell surface called G-Protein Coupled Receptors, or GPCRs. Generally, it is thought that individual taste cells express specific GPCR receptors, and sense only one kind of tastant. Binding of the tastant to the GPCR activates a signaling cascade that ultimately triggers a nerve signal that is sensed by the brain as taste.

        The signaling cascade downstream of GPCR activation provides several targets for discovery of modulators of the sweet, savory and bitter taste sensations. Redpoint Bio's discovery programs have initially focused on finding potent and specific compounds that bind to the TRPM5 ion channel that is involved in amplification of the GPCR-linked taste signals. We were motivated to follow this approach since biological studies showed that mice in which TRPM5 had been inactivated or "knocked out" were unable to taste sweet, savory, or bitter tastants. This in turn suggested that enhancers of TRPM5 channel conductance could function as taste enhancers in sweet or savory taste contexts, and as blockers could work as bitter blockers in bitter taste contexts.

        Robert Margolskee, M.D., Ph.D., Chairman of our Scientific Advisory Board, is a pioneer in the elucidation of the role and identity of many of the molecular elements involved in taste. Redpoint Bio is an exclusive licensee of key intellectual property developed in Dr. Margolskee's laboratory at Mount Sinai School of Medicine. Among the technologies transferred to Redpoint Bio are animal models where specific genes involved in taste modulation have been deleted or "knocked out", providing important proof of concept of the key role of these signaling elements in taste and defining them as clear targets for modulation by small molecules.

Food and Beverage Applications

        Our taste enhancer program is focused on the discovery and development of a novel, GRAS-determinable compound(s) that will enable a significant reduction in the quantity of sugar, savory flavors and salt required to flavor beverages and processed foods. Sugar and salt are the principal flavoring agents in most beverages and processed foods. Excess consumption of sugar and salt are linked to health problems that are a major driver of increased healthcare costs. This motivates both government and consumer demand for healthier, good-tasting products that do not contain excessive sugar and salt. We seek to identify taste enhancers that potentially reduce both food ingredient costs and lower the caloric and salt content of many food and beverage products. One major potential application is the combination of our taste enhancer with reduced quantities of sugar or other nutritive sweeteners to lower the caloric content of soft drinks. Additional opportunities exist in other applications such as prepared foods, dairy products, soups, gravies and confectionary products.

        We initiated our TRPM5 taste enhancer discovery program in 2005. Since then we have discovered and applied for patents on prototype lead series developed in model taste cell systems. In taste model systems, our prototype compounds provided up to a 5-fold enhancement of a model taste signal generated via the TRPM5 channel. Our prototype compounds are chemically diverse and highly specific enhancers for the TRPM5 channel, suggesting the feasibility of the discovery and development program. To leverage our technology in the food and beverage markets, in March 2007 we entered into the Givaudan Agreement where we are collaborating exclusively with each other to discover and develop taste enhancer compounds and bitter blocker compounds that act primarily through the modulation of the TRPM5 channel.

        In addition, in December 2007 we entered into the Coca-Cola Agreement to develop proprietary technology for use in non-alcoholic beverages. We also intend to partner with other major ingredient suppliers, or food and beverage companies, to develop and commercialize taste enhancers that act through a variety of other newly discovered mechanisms of taste sensation in exchange for technology access fees, research funding, product development milestones, and/or product royalties.

Novel Pharmaceutical Formulations

        We are also focusing on identifying bitter blocking compounds for incorporation into novel drug formulations that could offer significant advantages over existing products in terms of improved patient acceptability and compliance, as well as potential efficacy and safety benefits. We initiated our TRPM5 bitter blocker discovery program in 2004. Since then we have discovered and applied for patents on prototype lead series developed in model taste cell systems. In taste model systems, our prototype compounds are able to block the signal generated through the TRPM5 channel at concentrations of less than one part per million. Although our prototype compounds will require additional chemical optimization to create commercially viable products, our prototype compounds are chemically diverse and highly specific blockers of the TRPM5 channel, suggesting the feasibility of the discovery and development program.

        Taste problems with medicines have traditionally been addressed by the addition of sugar and flavoring agents, a marginally effective approach that has limited important market applications. The most prevalent aversive taste in pharmaceutical products is bitterness. We have a novel biochemical approach to blocking the signaling pathway for bitter taste that enables the formulation of products that cannot be made using conventional taste masking technology. We believe that the reformulation of off-patent prescription drugs with improved taste and/or a novel technology can potentially generate significant sales with less risk, as compared with novel drugs, because the clinical efficacy of the active pharmaceutical ingredient, or API, is proven, and the safety profile of the API is well understood.

        We have identified a number of product opportunities, which include new liquid formulations of prescription and over-the-counter, or OTC, pharmaceutical products with improved taste that may offer better patient acceptability and compliance, and innovative products that generally could offer a new drug delivery route through absorption in the mouth. We plan to develop and market these formulations ourselves and also form partnerships with major pharmaceutical companies. Specifically, we plan to collaborate with major pharmaceutical and OTC companies to create new formulations, life cycle products or line extensions of patented, off-patent, prescription or OTC products in exchange for R&D support, licensing fees/milestones and/or product royalties. We also plan to collaborate with pharmaceutical companies to address taste issues associated with new drugs in development.

Additional Applications of Taste Technology

        Our initial programs focus on modulation of the TRPM5 ion channel, a key signaling element in taste sensation, in order to discover novel compounds that modulate the taste of food, beverage, and pharmaceutical products. However, our technology base encompasses additional approaches to mitigating aversive taste sensations in food products or pharmaceutical formulations, as well as potential mechanisms for discovering compounds that treat specific diseases.

        One application of our technology is in the development of low-sodium salt solutions. Towards this end, we developed Betrasalt®, a proprietary formulation of FEMA GRAS materials and potassium chloride (KCl). Potassium chloride is a well-known substitute for sodium chloride (NaCl or common table salt), but is characterized by an accompanying bitter and metallic taste. Our Betrasalt formulation mitigates the bitter and metallic taste of potassium chloride yet retains the functionality of sodium chloride. We own or have exclusive licenses to issued and pending patents related to Betrasalt, and we are actively seeking potential partners interested in commercializing this technology.

        We recognize the attractiveness of "natural" compounds in many markets, particularly for food applications. We have developed a novel strategy for using the information obtained through our discovery programs to find natural substances that may be effective as taste enhancers, thus meeting increased demand for "natural" ingredient statements on food products. This strategy may provide additional opportunities for novel patented compounds and related intellectual property, while expanding the product range and market acceptability of Redpoint Bio taste enhancement products. The use of "natural" ingredient statements for labeling and promotion of food products is regulated by the USDA and other governing bodies, and there is a risk that they may limit use of such terms.

        We have also initiated a program to discover and evaluate natural high-potency sweeteners (NHPS) for food and beverage applications. The use of natural high-potency sweeteners (NHPS) in food and beverage products can confer significant commercial benefit in terms of consumer acceptance. NHPS have been in wide use in Asia and Western specialty food markets for years, with many produced and sold as crude plant extracts. However such extracts present significant challenges for use in modern, scalable food and beverage production (e.g. consistency, unwanted tastants/activities and lack of GRAS designation). We believe that the systematic application of modern biotechnology methods to identifying, isolating and then analyzing the sweet components from a carefully chosen library of natural products can provide a pathway for the discovery and development of other new, GRAS-approvable natural sweeteners with the potential for wide commercial acceptance.

Market Opportunity

Healthier and Less Costly Food and Beverage Products

        The basic appetitive flavors in foods include sweet, savory (umami) and salt. In many food and beverage products, sugar, high fructose syrup, or HFS, and other flavorants represent a major and growing ingredient cost. Processed food and beverage producers are consequently motivated to explore new approaches that can reduce the quantities of high-cost ingredients to lower overall cost of goods (COGS). One of the major drivers for the upward pressure on food and sweetener prices was created by the tremendous expansion in biofuels, that is the conversion of agricultural resources from food to fuel production. In 2007, about 20% of the US corn crop was used for the production of biofuels, and estimates are that this could rise to as much as 50% in the near term. Consequently, corn prices have risen almost 70% in the latter half of 2007, causing a rippling effect on the COGS of food and beverage products ranging from tortillas to soft drinks. The impact is also being felt in beef, poultry and pork production as the cost of corn-based animal feed rises. While the economic and environmental benefits of biofuels are still under debate, the drive for new energy sources coupled with supportive government policies suggest that the current trend of biofuels growth is likely to continue (sources: Business Week, The Times (London), Technology Review—published by MIT). We expect that these increases in food and beverage COGS will continue to drive interest in innovative technologies that offer the potential for reducing the amount and cost of added flavorings across a wide range of products.

        At the same time, it is increasingly recognized that excess consumption of sugar and salt, the predominant flavoring ingredients in most processed foods and beverages, are major contributors to disease. Indeed, both government and consumer groups have become increasingly alarmed at the increase in the rate of obesity in the population, and its related negative health consequences. In recent reports The National Institute for Health Care Management Foundation reported that in the past two decades the number of US adults who are overweight has doubled, and for children or adolescents the number has tripled, exceeding 17% of the population in 2003-2004. This epidemic crosses gender, geography, socioeconomic status and race lines, although Hispanics, African Americans and Native Americans are disproportionately affected. Moreover, this phenomenon can be linked to certain chronic diseases including type-2 diabetes, high blood pressure, cardiovascular disease and certain cancers. This provides additional impetus for the development of products that can deliver the taste impact of sugar, monosodium glutamate, or MSG, and salt without the harmful effects of excess dietary calories or sodium.

Sugar Reduction

        Nutritive sweeteners such as cane sugar, beet sugar, and HFS are among the most commonly used food ingredients. Production of all types of sweeteners, natural and non-nutritive, topped $50.8 billion worldwide in 2003. In some of the largest food categories such as carbonated soft drinks and confectionary products, sugar or HFS are the major ingredients and contributors to product cost of goods. The worldwide rise in consumption of sweet foods and beverages has been linked to many health problems, particularly obesity and diabetes.

        Artificial sweeteners provide one means to reduce caloric intake and cost, particularly in sweetened beverages like soft drinks, confectionary products, and dessert foods. A report published by Global Industry Analysts shows the worldwide artificial sweetener market, currently at $3.5 billion, is likely to be stimulated by a worldwide effort to combat obesity. Although there are several artificial sweeteners on the market, there is a continued desire to develop new products that can preserve the clean sweet taste and temporal profile of nutritive sweeteners (e.g. sugar and HFS) while also reducing the caloric content.

        Currently used non-nutritive, artificial sweeteners include saccharin, aspartame, sucralose and acesulfame potassium. Saccharin, aspartame or aspartame/acesulfame potassium blends are the most widely used, while sucralose is experiencing the fastest growth. These sweeteners are also marketed under branded tabletop products such as Sweet 'N Low® (saccharin), Equal®, Nutrasweet® or Canderel® (aspartame) and Splenda® (sucralose). Food and beverage companies commonly mix artificial sweeteners to achieve specific taste profiles. Despite the wide use of artificial sweeteners, they are generally viewed to have inferior taste properties relative to caloric sweeteners like sugar and HFS. Specifically, these include off-tastes (e.g. sweeteners like saccharin are bitter) and altered temporal characteristics of the sweet sensation. For example, the sweet taste of many artificial sweeteners comes on more slowly and/or lingers longer than the sweet taste from sugar or HFS.

        Both sucralose and aspartame were approved as food additives through an FDA Food Additive Petition, or FAP. This process can take many years and is much more extensive than the GRAS process that we contemplate for our products. There is some risk that government regulatory bodies will require that all sweeteners be approved through an FAP process due to the wide and unrestricted use of artificially sweetened foods. However, we are basing our technical approach on a different mechanism than current artificial or natural sweeteners, and we believe that our novel sweet and savory taste enhancer will be marketable through the GRAS process. However, there can be no assurance that our novel sweet and savory enhancer(s) will be marketable through the GRAS process.

        Our unique approach is to develop a GRAS-approvable "sweetness enhancer" that acts to amplify the sweet signal downstream of the sweet GPCR receptor. This is a new approach to reducing the caloric content of sweetened food products, since virtually all of the currently marketed artificial sweeteners (e.g. sucralose, aspartame, saccharin) act by binding to the sweet GPCR receptor. Our sweetness enhancer is designed to have no taste of its own, and to be used in very small amounts in concert with nutritive sweeteners. They act by amplifying the sweetness intensity thereby reducing the amount of nutritive sweetener required while retaining all of their desirable temporal characteristics and "clean taste".

Savory Enhancement & Salt Reduction

        The most commonly used savory enhancers in current use are MSG (monosodium glutamate), IMP (inosine monophosphate) and GMP (guanosine monophosphate). These are "nature identical" natural products that are generally made through a combination of fermentation and partial chemical synthesis. IMP and GMP are relatively high-cost food ingredients, and MSG has been identified with the development of symptoms like headache and flushing.

        Common salt (sodium chloride) is a very low cost ingredient that is used in relatively large quantities in many processed and snack food products. Consumers in the United States typically consume over 4000 mgs of sodium per day, derived primarily from common salt added to food during processing or as a condiment. This level is well above the FDA-recommended maximum consumption level of 2300 mgs per day. Excess dietary salt is thought to be a significant contributor to hypertension and associated cardiovascular disease that are linked to high morbidity and increased healthcare costs.

        The markets for foods that incorporate large quantities of salt and savory flavors are large and highly diverse, totaling over $750 billion worldwide. Some of the largest segments include soups (valued at $3.9 billion in the United States in 2003), and savory snacks ($46.1 billion worldwide in 2005). These markets are under increased pressure from consumer groups and government regulatory agencies that are attempting to contain the increasing medical costs of an expanding aged population through a healthier diet.

        Most salt is consumed in processed foods in the context of savory taste systems. It is well established that there is strong synergy between salt and savory flavors in foods. We anticipate that our taste enhancer will amplify taste from both sweet and savory tastants, and so produce a context-dependent taste enhancement effect. Consequently, we believe that our taste enhancer has many potential applications in savory (umami) taste systems that can reduce the costs and liabilities associated with conventional savory flavors like MSG, IMP, and GMP, but also be effective in creating tasteful products that contain reduced quantities of salt.

Improved Pharmaceutical Formulations

        The worldwide pharmaceutical market, expected to top $735 billion in 2008 (source: IMS) faces slowing growth and a number of challenges over the next decade. These include patent expirations of many of the best-selling drugs, increased consumer selectivity and the increasing price pressure owing to the expansion of managed care and other cost-containment efforts in the United States and other countries. In addition, despite large increases in R&D spending, overall productivity of the major pharmaceutical companies has fallen, resulting in a shortfall of blockbuster drugs required to sustain industry growth and profits.

        Increasingly, both major pharmaceuticals companies and generic drug companies have come to rely on the development of novel formulations of existing products with improved properties as a way of extending the patent lifetime of prescription products, garnering market exclusivity and maximizing the return on investment associated with the support of large sales and marketing forces. According to a report from the National Institute of Healthcare Management, during the 1990s approximately 65% of all drug approvals were for older medicines with new dosage strengths, new routes of administration or new combinations of older drugs. This strategy has lower risk and is less expensive than de novo drug discovery, and is increasingly being used by pharmaceutical companies to maintain sales of current drugs as the pipeline of new drugs has thinned.

        Pediatric and Geriatric Formulations.    A major class of products potentially benefiting from the availability of taste-improved formulations include pediatric and geriatric formulations. There are diverse medicines that are formulated as liquids for infants, children, aged individuals, and special populations because of the relative ease of ingestion of liquids versus pills. According to the U.S. Census Bureau, the older population is on the threshold of a boom, with a projected doubling from 35 million in 2000 to over 70 million in 2030, representing nearly 20 percent of the total U.S. population at the latter date. About 80% of seniors have one chronic health condition, and 50% have at least two. Many of these seniors are faced with an array of oral medicines that are taken on a regular basis, yet this same population also often has trouble swallowing pills. On the pediatric side, global sales of children's medicines totaled $34.2 billion in 2004. Current taste masking technology using sugar and flavoring agents often does a poor job of masking the generally bitter taste of the active pharmaceutical ingredient, leading to poor compliance in many pediatric products. Also, the large quantities of sugar used in many formulations are contraindicated in diabetics and patients with dental caries.

        Oral, Rapid Acting Formulations.    Another major class of products potentially benefiting from the availability of taste improved formulations include rapid acting formulations where the API is intended to be delivered through absorption in the mouth. The onset of efficacy of many drugs such as migraine medicines, painkillers, anti-nausea, sedatives and antacids could be enhanced through formulations that entered the blood stream directly via absorption in the mouth. Such formulations include orally disintegrating tablets and films, buccal strips, chewing gums and sublingual lozenges. However, owing to their bitter taste, many of these drugs are now formulated as pills that dissolve in the stomach, leading to a much slower onset of action. Orally disintegrating tablets (ODTs) in particular have gained attention in recent years as a preferred alternative to conventional orals tablet and capsule dosage forms, with more than a dozen companies offering platform technologies or products. Marketed products using this dosage form recently topped $1.2 billion in US sales alone (source: Valeo Partners). ODTs offer potential advantages from both a clinical (compliance, ease of swallowing, avoid first-pass metabolism, unit dose stability, faster onset) and marketing (product differentiation, line extension, marketing exclusivity, new patent protection) standpoint. However, the broader use of ODTs has been significantly limited by the inability of existing taste-masking technologies to block the bitter taste of many API's (source: Pharmaceutical Technology Asia). We believe that a successful bitter blocker program could facilitate broader application of ODT and other oral technologies, offering the potential for both partnership and internally developed product opportunities.

        Examples of pharmaceutical markets where improved oral formulations incorporating our bitter blockers could be used include:

  •
  Antibiotics:  Major antibiotics given as pediatric liquid suspensions recently or soon coming off patent include Augmentin, Zithromax and Biaxin. In the major class of oral antibiotics, up to 40% of the total dosage forms can be liquid suspensions. Approximately 10% to 35% of patients (depending on the specific antibiotic) will find the taste of the liquid antibiotic formulation to be seriously objectionable, typically resulting in children's reluctance to taking the formulation. Poor compliance results in increased disease complications and drives increased healthcare costs, as well as affecting employers owing to parents' time away from work to supervise their children's taking of medicine. In addition to the compliance issue, many major pharma companies own significant anti-infective brands for which patent protection is soon expiring. Consequently, reformulation offers benefits to the patient, the payer, the employer, and the pharma company.

  •
  Antivirals:  Many HIV patients take massive quantities of bitter-tasting drugs in the form of large pills to control their disease. Liquid formulations of these drugs that would be easier to take and more palatable could lead to much better compliance. Also, currently this is an unmet need for children who have HIV. In the case of HIV and other antivirals and anti-infectives, taking less than the complete dose results in the emergence of resistant strains, ultimately making the disease much harder to treat. Sales in this market segment were $16 billion in a 2005 report.

  •
  Antacids:  Many antacids like cimetidine and ranitidine could give more convenient relief if they were formulated as a rapid dissolve formulation or lozenge. The bitter taste of these compounds currently limits these applications. Global sales in the overall gastrointestinal disorders market were over $16 billion in 2004.

  •
  Pain Medications:  Many painkillers, including migraine medications, opiates and non-steroidal anti-inflammatory drugs, or NSAIDS, are bitter and could benefit from improved formulations delivered via the oral mucosa that would be more rapidly acting and also, for NSAIDS, would avoid irritation of the gastric mucosa. Global sales in this market segment reached $23 billion in 2004.

  •
  Oral Health Care Products:  Mouthwashes, toothpaste and other oral healthcare products frequently contain aversive compounds that limit their acceptability and efficacy. The U.S. retail oral care market was valued at over $7 billion in 2004.

        Key market drivers for more palatable drug formulations include the following:

  •
  Product Acceptance:  Many products can achieve improved sales and consumer acceptance if their taste can be improved. This applies particularly to the consumer OTC market in areas such as cough and cold medications and nicotine gums.

  •
  Patient Compliance:  Two-thirds of patients fail to take all their medicine, and half of patients take their medicine improperly. Lack of compliance is said to generate up to 10% of hospital visits and 23% of nursing home admissions, adding as much as $100 billion per year to U.S. health care costs. In many cases, such as in the case of pediatric antibiotic formulations, taste plays a significant role in why the full prescribed regimen is often not completed by the patient.

    In addition, failure to complete the prescribed dosage of an anti-infective frequently results in the recurrence of the infection and contributes to the emergence of resistant microbial and viral strains. Improved compliance could remove a significant burden from the U.S. healthcare system.

Competition and Competing Technologies

        We believe our taste technology approach is applicable to a wide range of food, beverage and pharmaceutical products representing many and diverse competitive companies and approaches. The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our taste enhancers or aversive taste blockers and technologies, as well as our pharmaceutical formulations, becoming obsolete.

        We face substantial competition from companies pursuing the commercialization of products and services relevant to taste using various methods for the discovery of taste enhancers and aversive taste blockers. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise and Firmenich. Among food manufactures, at least Nestlé has an active program cloning and expressing receptors for in vitro screening assays. In addition, Senomyx is a public biotechnology company taking a biochemical approach to taste modulation in both foods and pharmaceutical products. Senomyx is principally focused in the area of taste enhancement for food products and uses a high throughput screening technology and synthetic chemistry to discover novel flavor enhancers, which it licenses to end users in the food industry. Senomyx was initially focused on sweetness and savory flavor enhancers, but is now also developing programs to discover bitter blockers for food and pharmaceutical products. Chemcom is another company that is developing a biotechnology approach to finding novel taste enhancers. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products.

        We also face substantial competition from a number of companies in the pharmaceutical formulations industry. Taste masking has a long history in the pharmaceutical industry. A traditional method of taste masking for pharmaceutical products is to mix the active pharmaceutical ingredient with flavorings and sugar syrup to mask unpleasant taste. This approach is most commonly used for pediatric liquid formulations, as well as many OTC cough-cold remedies. FlavorRx supplies flavors at drug store pharmacies that can be compounded by the pharmacist to make certain liquid formulations more palatable. In the pharmaceutical sector there are a number of drug delivery companies that have developed proprietary taste masking technologies that include both traditional and novel pharmaceutics approaches. These competing technologies and companies include, but are not limited to, OraSolv® and DuraSolv® from CIMA Labs (a Cephalon company), MicroCaps® and Liquitard® from Eurand, FlavorTech™, Liquette™ and MicroMask™ from KV Pharmaceuticals, EnVel® from Catalent, CEFORM from Biovail and WOWTab® from Astellas. Most of these more sophisticated approaches utilize some form of physical technique to sequester the active pharmaceutical ingredient away from the taste receptors on the tongue. These include coating the drug, micro encapsulation, immobilization, use of cyclodextran carriers, or stabilization of the drug in a micellar or insoluble phase, as a means of taste masking. These physical approaches to taste masking have several limitations:

  •
  Cost:  Developing a successful taste-masked formulation using physical taste masking is dependent on the physical properties of the drug. Consequently, each formulation has to be approached as a unique formulation problem, which is a costly proposition.

  •
  Limited Effectiveness:  The physical methods have only limited effectiveness and are practically ineffective in blocking the bitter taste of many drugs.

  •
  Quantity of Drug Substance Delivered:  In most applications the quantity of sequestering agent required to achieve effective taste masking ranges from approximately equivalent to somewhat more in amount than the active pharmaceutical ingredient in the dose. This leads to a significant increase in the formulated dose size. This is a problem for some liquid formulations in key applications such as HIV antiviral agents, where it would be highly desirable to have a liquid dosage form, but where massive dosages of very bitter drugs must be ingested on a daily basis. In contrast, Redpoint Bio's bitter blockers are designed to work through a biochemical mechanism, so that we expect that only minute amounts of bitter blocker need to be added to the active pharmaceutical ingredient in order to obtain the desired bitter-blocking effect.

  •
  Limiting Pharmacokinetics:  Physical sequestration methods tend to simultaneously limit both taste sensation and level of absorption that can be achieved in the mouth. Consequently, these methods are not well suited to rapid-acting formulations where rapid absorption of the drug in the oral cavity is desired. Rapidity of action is a highly desirable characteristic for many types of drug, particularly pain medications, anti-emetics, anti-asthmatic formulations, and others.

        To our knowledge, no drug delivery companies are using the knowledge of taste at the molecular level to develop programs to identify biochemical bitter blockers or other aversive taste blockers. Biochemical bitter or other aversive taste blockers are expected to have a number of key advantages as summarized below:

  •
  Effective:  Redpoint Bio's biochemical taste blocking technology is designed to work specifically on key elements of the bitter and other aversive taste signal chains. Our compounds are being designed to be effective in very small quantities and so qualify for approval through the GRAS process as flavoring agents. We estimate that only a very small quantity of one of our taste blockers should be required to block the aversive taste of a typical drug formulation containing 20 milligrams or more of an API.

  •
  Safe:  The relatively small quantities of biochemical taste blockers used in a drug formulation, coupled with their topical activity in the mouth, mitigates against any systemic effects either owing to the aversive taste blocker itself or to interactions with the API. These factors are expected to enable marketing of our bitter or other aversive taste blockers through the GRAS route.

  •
  Enabling:  Redpoint Bio's aversive taste blockers used in small quantities will enable the development of palatable oral dosage forms not previously practicable for many APIs, such as liquids, chewable tablets, or powders for liquid suspension. Equally important, new dosage forms such as orally disintegrating (fast-dissolve) tablets, buccal strips, and lozenges will be enabled allowing the oral delivery of drugs that might otherwise have significant first pass hepatic metabolism, a principal source of adverse drug interaction effects.

  •
  Cost Effective:  The small quantity of taste blocker relative to the API load in the formulation is expected to have minimal impact on total cost of goods. In many cases, a reduction in cost of goods will be enabled through simplification of the excipient system, such as reduced sweetener and flavor levels. In addition, the quantity of API required in an orally absorbed dosage form may be significantly reduced, lowering API costs of goods.

  •
  Formulation Friendly:  Owing to the minute quantities of bitter or other aversive taste blocker that we anticipate will be required to create improved formulations, fewer physical and chemical stability issues are expected relative to conventional taste masking approaches.

        Many of the abovementioned companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities than us.

        We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of taste enhancers and aversive taste blockers and new formulations of pharmaceutical products. We cannot guarantee that products developed as a result of our competitors' existing or future collaborations will not compete with our taste enhancers and aversive taste blockers and new pharmaceutical formulations.

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

        Our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering taste enhancers and aversive taste blockers that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. In addition, it is likely that any of our future product discovery and development collaborators would not be prohibited from entering into research and development collaboration agreements with third parties in any product field. Our failure to compete effectively would have a significant adverse effect on our business, financial condition and results of operations.

Regulatory Process

Regulatory Approval for New Food Flavors and Flavor Modifiers

        We intend to utilize the GRAS determination process, as well as the NDA drug approval process to market our taste enhancers and pharmaceutical bitter blockers. In the United States, novel flavoring compounds, flavor enhancers and taste modulators intended for use in foods or pharmaceutical products are regulated under provisions of the Federal Food, Drug, and Cosmetic Act administered by the FDA. In situations where compounds to be introduced as flavorings into foods or pharmaceutical products are to be administered at low levels and in defined quantities, safety review can first be obtained through the GRAS process, which can involve FEMA (Flavor and Extracts Manufacturers Association), other independent panels of experts, and/or FDA. Redpoint Bio joined FEMA as a participating member in May 2005 and has experience with the GRAS determination process.

        The GRAS process was established by the 1958 Food Additive Amendments to the Federal Food, Drug, and Cosmetic Act. GRAS ingredients are those which have been found to be generally recognized as safe by "experts qualified by scientific training and experience to evaluate the safety of substances directly or indirectly added to food" (21 CFR 570.30). These experts can be convened by any source, including FDA, industry (individual or corporation), or a trade association such as FEMA. The FEMA GRAS Panel, which has existed since 1960, has recognized many ingredients as GRAS (over 2000). This process is the predominant process used to determine the GRAS status of synthetic and natural compounds that modify taste and/or flavor in the United States.

        The GRAS 23 list, published by FEMA, contains approximately 3,000 materials, of which 1,804 are defined chemical compounds. Of the defined chemical compounds, eight are natural; 1,280 are "nature identical" (i.e., found in nature but manufactured in large quantities through industrial-scale chemical synthesis); and 516 are "artificial" (i.e., novel compounds created through chemical synthesis). In the past five years, approximately 290 additional compounds have been determined as GRAS by the FEMA GRAS Panel.

        In the FEMA GRAS review program, an expert panel evaluates published literature, together with experimental toxicology, metabolism, and safety data and determines whether a compound is generally recognized as safe under the conditions and amounts of its intended use. The safety studies required for GRAS approval of a new chemical compound are extensive. GRAS safety studies typically involve the following: pharmacological activity profiling, genotoxicity studies, in vivo reproductive toxicology, ADME (absorption, distribution, metabolism, excretion), acute toxicology, and 90-day chronic dosing, including metabolism and histopathology. We estimate that the required tests can be performed and reported in 12 to 18 months at an estimated cost of $1-2 million.

        A FEMA GRAS determination process for new flavoring agents and taste modifiers confers some key advantages:

  •
  Rapid commercialization:  A novel compound approved through the FEMA GRAS process can reach the U.S. marketplace in two to three years after initiation of safety studies.

  •
  Relatively low development costs:  Studies required to obtain FEMA GRAS approval typically cost about $1 to $2 million per new compound.

  •
  Facilitation of EU and other major market approval:  Although new flavoring agents are approved in Europe and the rest of the world on a country by country basis, FEMA is coordinating with the International Organization of the Flavor Industry, or IOFI, and the EU Regulatory body JECFA (Joint FAO/WHO Expert Committee on Food Additives) to facilitate the approval of FEMA GRAS compounds for sale in the EU and worldwide.

        Our regulatory strategy is validated by clearly defined approval pathways for which we believe there are sufficient market precedents for our potential products. While there is ample historic precedent, there can be no assurance that regulatory requirements will remain stable and that the GRAS pathway will be available in its current or modified form.

Regulatory Approval for Taste-Modified Pharmaceutical Formulations

        Our pharmaceutical strategy is to incorporate our taste enhancers and aversive taste blockers into proprietary formulations of medicines that potentially offer improved acceptability and compliance, improved efficacy because of greater compliance, and may also potentially offer potential for use in broader patient populations or indications. In addition to the regulatory requirements for our taste enhancers and aversive taste blockers, we will also require regulatory approvals of our pharmaceutical formulations.

        We intend to seek approval for our pharmaceutical formulations through the FDA 505(b)(2) approval process. In the 505(b)(2) process an applicant submits full reports of investigations of safety and effectiveness, but at least some portion of the information submitted for approval comes from sources other than studies performed by the applicant. Drugs that may be approved via the 505(b)(2) process include drugs that have the same active ingredients as previously approved products, but now are formulated in a different delivery mechanism or other new dosage forms, or with different indications. The basis for the 505(b)(2) application is the prior availability of substantial safety and efficacy about the active ingredient.

        We believe our taste improved formulations would be differentiated on one or more of the following bases: improved taste, broader indications, better product convenience, acceptability and compliance. Also, under the Federal Food, Drug, and Cosmetics Act and FDA regulations, new drug formulations may be granted exclusivity in the marketplace if: (i) new clinical data are required for FDA approval; (ii) the drug is studied in pediatric populations; or (iii) it is submitted for approval as an orphan indication. New dosage forms may also be patentable.

Marketing and Sales

        As a development stage company, we currently have no sales, marketing or distribution capabilities. In general, the Company will be dependent on our current and future collaborators for the production, marketing, sales and other aspects of the commercialization of our product candidates when such products are developed through collaborative discovery and development programs with major food ingredient suppliers, food producers, or pharmaceutical companies. For some products, including liquid and innovative specialty drug formulations independently developed by Redpoint Bio, the Company may build or contract a targeted marketing and sales capability.

Intellectual Property

        We currently own or have exclusive licenses to 8 issued U.S. patents, 21 pending U.S. patent applications, 3 issued foreign patents and 29 foreign patent applications. In addition, we have assembled significant expertise and know how in the biology, molecular biology, cell biology and chemistry of taste and taste modifiers. Redpoint Bio's founding intellectual property portfolio was developed in the laboratory of Robert Margolskee, M.D., Ph.D., and licensed from the Mount Sinai School of Medicine. Dr. Margolskee is our scientific founder, Chairman of our Scientific Advisory Board, and Professor of Neuroscience and Pharmacology at the Mount Sinai School of Medicine. In-licensed technology from Dr. Margolskee's laboratory includes patents and applications for methods and compositions for discovering bitter blockers and blocking bitterness in foods and pharmaceuticals. In addition to intellectual property in-licensed from the Margolskee laboratory at Mount Sinai, scientists at Redpoint Bio have extended the portfolio with several new patent applications. These include:

  •
  New assays and assay technology for bitter blocking and taste enhancement in food and pharmaceutical products.

  •
  New methods and compositions for blocking bitterness.

  •
  New methods and compositions for enhancing sweet and savory/umami flavors.

  •
  New methods and apparatus for operant models of taste selection using in vivo models.

        Our primary intellectual property strategy is to obtain composition-of-matter patents on new tastant compounds that can be approved through the GRAS regulatory processes and we have already filed patent applications on lead series for both the universal bitter blocker and sweetness enhancer, where we have developed compounds that are potent and specific in in vitro model systems of taste perception.

        In addition to our taste modifiers, many pharmaceutical formulations created using our proprietary aversive taste blockers, and regulated through the FDA 505(b)(2) regulatory process, are potentially patentable as novel formulations or drug delivery systems, for which a new, full-length patent term may be obtained. Moreover, the FDA 505 (b)(2) approval process itself affords new label claims as well as product market exclusivity for a period of three years. For pediatric indications there is an additional period of exclusivity.

        Our scientific and management team has co-authored over 100 issued U.S. patents, covering various areas of drug discovery, and has a strong track record of successful management of intellectual property covering both technology tools and new compositions of matter with pharmaceutical utility.

Collaborative and Licensing Arrangements

Current and Potential Food and Beverage Partnerships

        To leverage our technology in the food and beverage markets we have partnered, and intend to continue to partner, with ingredient suppliers and food and beverage companies, to develop and commercialize taste enhancers in exchange for technology access fees, research funding, product development milestones, and product royalties.

  Givaudan

        In March 2007, we entered into a Joint Research and Development and License Agreement, which we refer to as the Givaudan Agreement, with Givaudan Schweiz AG, a Swiss company, referred to herein as Givaudan, for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the agreement, Redpoint and Givaudan are collaborating exclusively with each other to discover and develop compounds that act primarily through the modulation of the TRPM5 channel. In consideration of our agreement to conduct research and develop compounds and grant exclusive licenses and other rights, Givaudan paid us an upfront technology fee in the amount of $1.3 million and agreed to provide research funding to us over the initial 3.5 year term of the agreement of up to $11.6 million. Givaudan will also reimburse us for costs we incur in connection with obtaining certain regulatory approvals. Through December 31, 2007, including the upfront fee, we have received $3.1 million in research and development funding. We are also eligible to receive milestone payments of up to $2.5 million upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration.

  The Coca-Cola Company

        In December 2007, we entered into a research agreement with The Coca-Cola Company, referred to herein as Coca-Cola, for the development of certain technology for use in non-alcoholic beverages. In consideration of our agreement to conduct research for the development of certain technology and grant exclusive licenses and other rights, Coca-Cola agreed to pay us $900,000 per year. In connection therewith, in February 2008, Coca-Cola made a non-refundable payment of $450,000, which shall be applied to the aforementioned costs for the initial six (6) months of the agreement. Coca-Cola will also reimburse us for certain related Clinical Research Organization (CRO) costs that we incur. In addition, Coca-Cola also agreed to pay us a milestone payment of $200,000 upon the achievement of specified development events set forth in the Research Agreement. The initial term of the Agreement is for 12 months, subject to extension upon mutual agreement of the parties. The Agreement may be terminated early by the parties upon their mutual agreement or by Coca-Cola in its individual discretion after the initial six month period. For the initial six month period, we granted Coca-Cola an exclusive right to negotiate to extend and expand the collaboration into a broader, multi-year research, development and commercialization program.

Potential Pharmaceutical Partnerships

        In addition to developing our own pharmaceutical formulations, we plan to form partnerships with pharmaceutical companies to develop and market liquid and innovative pharmaceutical formulations in exchange for technology access fees, research funding, product development milestones and product royalties. We have identified a broad selection of potential products for development, including both liquid formulations and innovative formulations that we believe would be attractive licensing candidates. In general, our strategy involves the development of a prototype formulation demonstrating the effectiveness of our technology by combining the target API with our GRAS-approved bitter or other aversive taste blocker. Some products could incorporate third-party APIs that could constitute line extensions to be marketed to the API patent holder. Additional prototype products could be developed with either soon-to-be or patent-expired APIs. These products could either be licensed to the original patent holder to create a line extension, or to a generics company wishing to market a differentiated or branded generic product.

        We may also form long-term strategic partnerships with food flavor companies or major pharmaceutical and biotechnology companies to support product commercialization activities, clinical trials, product manufacturing, marketing, or distribution.

Employees

        As of December 31, 2007, we employed 29 persons on a full-time basis, of whom 23 were in research and development departments, and 6 of whom were engaged in finance, business development and administration. Of these employees, 12 hold M.D., Ph.D. or other advanced degrees. We also retain outside consultants. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business.

Our Executive Officers

        The following table identifies our current executive officers and directors:

Name	Age	Capacities in Which Served	In Current Position Since
F. Raymond Salemme, Ph.D.(1)	62	President, Chief Executive Officer and Director	2007
Scott M. Horvitz(2)	49	Chief Financial Officer, Treasurer and Secretary	2007
Robert W. Bryant, Ph.D.(3)	63	Vice President—Discovery Research	2007
Scott A. Siegel, Ph.D.(4)	51	Vice President of Corporate Development	2007
Joseph Mollica, Ph.D.(5)	67	Chairman of the Board	2007
Robert Chefitz(6)	48	Director	2007
Leif Kjaergaard, Ph.D.(7)	61	Director	2007
David Patchen(8)	54	Director	2007
Philip L. Smith, Ph.D.(9)	58	Director	2007
Allen Bloom, Ph.D.(10)	64	Director	2007
Irwin Scher, M.D.(11)	68	Director	2007
Richard P. Shanley, CPA(12)	60	Director	2007

(1)
F. Raymond Salemme, Ph.D. became Robcor's President on April 20, 2007 and Robcor's Chief Executive Officer and director on March 12, 2007. Dr. Salemme has been the Chief Executive Officer of Original Redpoint since June 2004. From April 2003 to December 2003, Dr. Salemme was engaged by Johnson & Johnson Pharmaceuticals as a consultant to assist management with the acquisition of 3-Dimensional Pharmaceuticals, Inc., or 3DP, a publicly traded biotechnology company founded in 1993, and acquired by Johnson & Johnson in 2003. Dr. Salemme was the founder of 3DP, and from February 1993 to April 2003, Dr. Salemme served in various positions at 3DP, including President and Chief Scientific Officer. Dr. Salemme established and directed the technical, operating, business and financing strategies leading to 3DP's initial public offering in 2000, and was co-inventor on 24 of 3DP's key technology patents. Prior to 3DP, Dr. Salemme directed research groups for biophysics, computational chemistry, and structure-based drug design at Sterling Winthrop Pharmaceuticals and DuPont Merck Pharmaceuticals. Prior to DuPont Merck, he worked at DuPont Central Research, where he directed molecular design teams involved in the discovery of new pharmaceuticals, agrochemicals, and engineered biopolymers. Dr. Salemme joined DuPont from Genex Corporation, one of the first biotechnology companies, where he pioneered the use of X-ray crystallography and computer-aided molecular design for engineering proteins with novel or enhanced functional properties. Prior to Genex, Dr. Salemme was Professor of Chemistry and Biochemistry at the University of Arizona, where he worked in the area of structural proteomics and determined the 3D X-ray structures of several proteins involved in biological electron transfer. Dr. Salemme holds a B.A. in Molecular Biophysics from Yale University and a Ph.D. in Chemistry from the University of California at San Diego. Dr. Salemme participates in advisory committees at National Institutes of Health, and is a Board member at Gene Network Sciences, a systems biology company.

(2)
Scott M. Horvitz became Robcor's Chief Financial Officer, Treasurer and Secretary on March 12, 2007. Mr. Horvitz has been Original Redpoint's Chief Financial Officer, Corporate Secretary and Treasurer since July 2004. Mr. Horvitz has approximately 25 years of experience in accounting and financial management of biotechnology companies, including the management of initial public offerings with his two previous companies. Prior to becoming Chief Financial Officer of Original Redpoint, Mr. Horvitz was a consultant to Original Redpoint from August 2003 to June 2004. Previously, Mr. Horvitz co-founded 3-Dimensional Pharmaceuticals, Inc. where he worked from September 1993 until its acquisition by Johnson & Johnson in July 2003, most recently serving as its Chief Financial Officer and Corporate Secretary and Treasurer. Prior to 3DP, Mr. Horvitz was the Executive Director of Finance and Human Resources with Magainin Pharmaceuticals (now called Genaera Corp). Mr. Horvitz holds a B.S. in Accounting from the University at Albany and is a Certified Public Accountant. He serves on the Board of Directors on Protez Pharmaceuticals, Inc. and is the Chairman of its Audit Committee.

(3)
Robert W. Bryant, Ph.D. became Robcor's Vice President of Discovery Research on March 12, 2007. Dr. Bryant has served as Original Redpoint's Vice President of Discovery Research since April 2004 and has more than two decades of industrial experience. Prior to joining Original Redpoint, Dr. Bryant was with Schering Plough Pharmaceuticals from March 1983 to December 2003. Dr. Bryant spent 13 years directing research, assay design and assay implementation for high throughput screening (HTS) in the New Leads Discovery and Allergy-Inflammation departments at the Schering-Plough Research Institute. Dr. Bryant's groups developed more than 150 HTS assays for drug discovery programs at Schering and were responsible for the adoption and implementation of numerous advanced HTS technologies. Prior to Schering, Dr. Bryant served as an Associate Professor of Biochemistry at the George Washington University Medical School in Washington, D.C. He obtained a postdoctoral fellowship in natural product biosynthesis at the University of Pittsburgh, a Ph.D. in Biochemistry at Florida State University and a B.S. in Polymer Chemistry at the SUNY College of Environmental Science and Forestry at Syracuse University. He has 46 major publications and has presented at numerous national and international meetings.

(4)
Scott A. Siegel, Ph.D. was appointed as our Vice President of Corporate Development on October 1, 2007. Prior to joining the Company, Dr. Siegel spent eight years with Johnson & Johnson, most recently as Worldwide Strategic Marketing New Business Development Director, with responsibility for commercial review of global oncology therapeutics licensing opportunities. In this capacity, he led the establishment of a worldwide business case for deals by creating and leading cross-functional assessment teams consisting of Johnson & Johnson affiliates located across the globe. Before that, Dr. Siegel served in various positions, including Executive Director, New Business Development and Senior Director, at Ortho Biotech Products, L.P., also a Johnson & Johnson affiliate. While there, Dr. Siegel was responsible for new business development strategy and technology assessment with a focus in the areas of drug delivery and lifecycle management, among others. While at Ortho Biotech he led or played a key role in the transaction and execution of several licensing agreements with US and international business partners. Earlier in his career, Dr. Siegel served as Senior Director, Preclinical Research and Product Development for Phytera, Inc.; Associate Director, Immunobiology Research and Development for Centocor, Inc., and; Section Leader, Immunodiagnostics Department at Becton Dickinson and Company. He also served, from 1988 to 1995, as Adjunct Associate Professor of Microbiology at the University of Pennsylvania, School of Dental Medicine. Dr. Siegel earned his Bachelor of Science degree from the State University of New York, College at New Paltz, where he majored in biology. Dr. Siegel also earned a Ph.D. in biochemistry from the State University of New York, Downstate Medical Center and completed his postdoctoral studies in the Department of Pharmacology at Yale University School of Medicine.

(5)
Joseph Mollica, Ph.D. was appointed director, effective as of December 19, 2007. Dr. Mollica has served as Chairman of the Board of Directors of Pharmacopeia Drug Discovery, Inc. since April 2004 and as a member of the Board of Directors of Pharmacopeia since April 2002. Dr. Mollica also served as the President and Chief Executive Officer of Pharmacopeia from April 2002 to August 2004 and Chairman of the Board of Directors and Chief Executive Officer of Accelrys, Inc., the former parent of Pharmacopeia, from February 1994 to April 2004. From 1987 to December 1993, Dr. Mollica was employed initially by E.I.du Pont de Nemours and Company and then by The DuPont Merck Pharmaceutical Company, most recently as President and Chief Executive Officer. From 1966 to 1986, he served in a variety of positions of increasing responsibility with Ciba-Geigy Corporation, rising to Senior Vice President of Ciba-Geigy's Pharmaceutical Division. Dr. Mollica is also a Director of Neurocrine BioSciences, Inc. and Cytogen Corporation. In 1999, Dr. Mollica was inducted into the New Jersey High-Tech Hall of Fame in the high-tech business category. He holds Masters of Science and Ph.D. degrees in Pharmaceutical and Physical Chemistry from the University of Wisconsin and a B.S. degree and ScD, h.c. from The University of Rhode Island.

(6)
Robert Chefitz has been a General Partner of NJTC Venture Fund, SBIC, L.P., a private venture capital firm based in New Jersey that is a lead investor in seed and early stage companies in the region since April 2002. Prior to joining the NJTC Venture Fund, from February 1987 to October 2001, Mr. Chefitz was a partner at Apax Partners based in New York. Prior to Apax Partners, Mr. Chefitz was employed as an investment professional with Golder Thoma Cressey in Chicago. Mr. Chefitz is a past president of the New York Venture Association. Mr. Chefitz holds a B.A. in History from Northwestern University and a M.B.A. from Columbia University. In addition to Redpoint, Mr. Chefitz serves as a director on the boards at CebaTech, Inc., Cold Spring Capital Inc., Cylex Inc., Game Trust, Hycrete Technologies, LLC, and RightAnswers, Inc. Mr. Chefitz has been a director of Original Redpoint since 2003.

(7)
Leif Kjaergaard, Ph.D. has been the Chief Technology Officer and a member of the executive committee at Danisco A/S, an international food ingredients and biotechnology company based in Denmark since 2006. Dr. Kjaergaard is responsible for new technology ventures and business development throughout Danisco. From 2002 to 2006, Dr. Kjaergaard was Senior Vice President of Dansico, and, from 1993 to 2002, he served as Executive Vice President and Department President of Danisco Cultor (formerly Danisco Ingredients). Dr. Kjaergaard has a M.Sc. in Chemical Engineering and a Ph.D. in Biotechnology from the Technical University of Denmark. In addition to his daily activities in Danisco, Dr. Kjaergaard is a member of the European Research Advisory Board, President elect of the Board of European Industrial Research Managers Association, and a member of the Advisory Council on Research Policy in Denmark. He also serves as deputy chairman of the independent company BHJ in Denmark, is a member of the board of the Danish Investment Fund (Dansk Innovationsinvestering), and a board member of Direvo Biotech (Germany). Dr. Kjaergaard has been a director of Original Redpoint since 2006.

(8)
David Patchen has been the Managing Director of the Emerging Business Accelerator of Cargill, Incorporated since March 2004. The Emerging Business Accelerator invests in new business opportunities that have the potential to become new business units for Cargill. Mr. Patchen is also currently Vice President, Emerging Business Accelerator, of Cargill, Incorporated. Prior to his present position, from November 2001 to March 2004, Mr. Patchen was a Managing Director of

  Cargill Ventures. He holds a B.A. in Political Science from Brown University and an M.B.A. from New York University in International Finance. In addition to Redpoint, Mr. Patchen serves on the board of directors of Ecovation, Inc. and NutriJoy, Inc. Mr. Patchen has been a director of Original Redpoint since 2003.

(9)
Philip L. Smith, Ph.D. has been a General Partner at S.R. One, Limited, a corporate venture capital fund of GlaxoSmithKline, since June 2002. Dr. Smith specializes in investing in companies involved in drug delivery and pharmaceutical product development. Prior to his present position, from 2001 to June 2002, Dr. Smith was the Director of Drug Delivery at GlaxoSmithKline Pharmaceuticals. Dr. Smith holds a B.A. in Chemistry from the University of Maine and a Ph.D. in Medicinal Chemistry/Pharmacology from Northeastern University. In addition to Redpoint, Dr. Smith serves on the board of directors of Avantium, Cydex, Inc., Onyvax Ltd., Trinity Biosystems, Inc. and OctoPlus N.V. Dr. Smith also serves as an observer on the board of Scynexis, is on the Corporate Venture Group Advisory Board of the National Venture Capital Association, and is a member of the Board of the Mid-Atlantic Capital Alliance. Dr. Smith has been a director of Original Redpoint since 2004.

(10)
Allen Bloom, Ph.D. was appointed as a director on September 12, 2007. From 1994 until 2003, Dr. Bloom, a patent attorney, was a partner at the law firm of Dechert LLP, where he served as Co-Chair of the Intellectual Property Group and headed a patent practice group focusing on biotechnology, pharmaceuticals and medical devices. From 1985 until mid-1994, Dr. Bloom was Vice President, General Counsel and Secretary of The Liposome Company, Inc., where he managed patent, regulatory and licensing activities. Before that, Dr. Bloom served as Patent Attorney and Patent Counsel for Pfizer, Inc. and RCA Corporation, respectively. Dr. Bloom currently serves on the Boards of biopharmaceutical companies Cytogen Corporation and Unigene Laboratories, Inc. He earned his Ph.D. in organic chemistry from Iowa State University, a J.D. degree from New York Law School and a B.S. in Chemistry from Brooklyn College.

(11)
Irwin Scher, M.D. was appointed as a director on September 12, 2007. Since 2005, Dr. Scher has held the position of President and Chief Executive Officer of Biosynexus, a biotechnology company focused on treating and preventing Staphylococcal infections. Prior to joining Biosynexus, Dr. Scher spent 22 years in various positions at Merck, most recently as Consultant to the Chief Executive Officer at Merck KGaA. In that capacity, Dr. Scher helped to oversee all developmental projects with the Head of Research and Head of Development, including advising on strategy, licensing and operations and serving on the Executive Management Committee. During his tenure with Merck, among other positions, Dr. Scher was also Vice President Global Clinical R&D, with responsibility for the development of Erbitux and all other pipeline products. Before joining Merck, Dr. Scher enjoyed a long career in academic medicine. He held the rank of Captain USN Medical Corps and was stationed for 12 years at the Bethesda Naval Medical Complex. While there, Dr. Scher served as Professor of Medicine, Uniformed Services University, and Head, Immunology Branch, Naval Medical Research Institute. Prior, Dr. Scher was a Teaching Fellow at Albert Einstein College of Medicine in New York. Dr. Scher is certified by the American Board of Rheumatology and American Board of Internal Medicine. He received his M.D. from Albert Einstein College of Medicine in New York and completed residencies at Presbyterian Hospital, University of Pittsburgh Medical Center, and Albert Einstein College of Medicine. Dr. Scher holds a B.S. in Chemistry from the State University of New York at Albany. He is the author of 115 peer reviewed papers and currently serves on the Board of Intarcia Therapeutics.

(12)
Richard P. Shanley, CPA was appointed as a director on September 12, 2007. Mr. Shanley, a Certified Public Accountant in New Jersey and New York, retired from public accounting at the end of 2006, having completed a 31 year career at Deloitte & Touche LLP and Eisner LLP, with a combined total of 25 years as a Partner at the two firms. During his career, Mr. Shanley served as lead audit partner on numerous engagements for both public and private companies, including those requiring application of Sarbanes-Oxley Section 404, as well as public stock offerings, primarily for biotechnology, pharmaceutical and high-tech companies. Mr. Shanley is a recognized authority on financing for emerging growth companies and is a published author of Financing Technology's Frontier. He speaks regularly at industry meetings and is actively involved in organizations including the Biotech Council of New Jersey, the New York Biotechnology Association, the Connecticut Venture Group, the Biotechnology Industry Organization, and others. Mr. Shanley is currently serving his third term on the New York State Society of CPA's Professional Ethics Committee. He earned his B.S. degree from Fordham University and his M.B.A. in Accounting from Long Island University.

        None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Corporate History

        Redpoint was incorporated in August 1995 under the name of Linguagen Corp., based on the pioneering work of its scientific founder Robert Margolskee, M.D., Ph.D. Dr. Margolskee is Professor of Neuroscience and Pharmacology at the Mount Sinai School of Medicine. Dr. Margolskee's laboratory has made major discoveries in the molecular biology of taste signaling pathways. We have obtained exclusive licenses to key technology patents, covering discoveries in his laboratory, from the Mount Sinai School of Medicine. Originally we were focused on broadening the application of natural products such as nucleotides for food and pharmaceutical taste modification applications.

        Since November 2003, we successfully recruited a professional management and scientific team with extensive experience in biotechnology, pharmaceutical discovery and product development, and refocused our research efforts on the discovery of proprietary compounds acting through novel biochemical mechanisms, either as enhancers acting for sweet and savory tastes, or as bitter blockers for pharmaceutical applications.

        Since refocusing our efforts, we have made key advances in the discovery of prototype compounds for both sweet and savory taste enhancement and pharmaceutical product bitter blocking. We have filed patent applications covering both aspects of our discovery technology and chemical compositions of matter for active compounds. In order to drive our discovery programs, we built an integrated discovery platform incorporating many state-of-the art tools and capabilities pioneered in the pharmaceutical industry, including capabilities in molecular biology, biochemistry, pharmacology, high throughput screening, electrophysiology, cheminformatics, and transgenic/operant animal models. We complement these capabilities with sensory testing and regulatory affairs expertise, to complete a platform for the discovery and development of proprietary compounds for use in pharmaceutical, prescription, OTC, food and beverage products.

        In March 2007, we entered into the Agreement and Plan of Merger, dated as of March 12, 2007, by and among Redpoint, on the one hand, and Robcor, Merger Sub, Robcor, LLC, and Halter Financial Investments, L.P. and Michael Heitz, as stockholders of Robcor, on the other hand. The transactions contemplated by the Reverse Merger Agreement were consummated on March 12, 2007.

        Pursuant to the Reverse Merger Agreement, on the Closing Date, Merger Sub merged with and into Redpoint, with Redpoint being the surviving corporation and becoming a wholly-owned subsidiary of Robcor, and the outstanding shares of capital stock, convertible notes and certain warrants to purchase capital stock of Redpoint were converted into shares of common stock of Robcor in accordance with the Delaware General Corporation Law on the terms and conditions as set forth in the Reverse Merger Agreement. On May 3, 2007, Redpoint and Robcor entered into an Agreement and Plan of Merger in which Robcor, the former parent company of Redpoint after consummation of the Reverse Merger, merged with and into Redpoint. Such merger, referred to herein as the Reincorporation Merger, was deemed effective on June 15, 2007.

        Redpoint was deemed to have been the accounting acquirer in the Reverse Merger. Accordingly, the financial statements of the Company presented reflect the historical results of Redpoint prior to the Reverse Merger, and of the combined entities following the Reverse Merger, and do not include the historical financial results of Robcor prior to the consummation of the Reverse Merger. For analysis of the accounting treatment of the Reverse Merger and the Reincorporation Merger as well as our business, please see the accompanying financial statements.

        Our principal executive offices are located at 7 Graphics Drive, Ewing, New Jersey, 08628. Our telephone number is (609) 637-9700. Our website address is www.redpointbio.com. The information contained on our website is not incorporated by reference into, and does not form any part of, this annual report.

Available Information

        We make available the following public filings with the Securities and Exchange Commission, or the SEC, free of charge through our Web site at www.redpointbio.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC:

  •
  our Annual Reports on Form 10-K and any amendments thereto;

  •
  our Quarterly Reports on Form 10-Q and any amendments thereto; and

  •
  our Current Reports on Form 8-K and any amendments thereto.

        In addition, we make available our code of conduct free of charge through our web site. We intend to disclose any amendments to, or waivers from, our code of conduct that are required to be publicly disclosed pursuant to rules of the SEC and NASDAQ by filing such amendment or waiver with the SEC and posting it on our web site.

        No information on our internet web site is incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the SEC.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks and all of the other information set forth in this Annual Report before deciding to invest in shares of our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the market price of our common stock would likely decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Risks Related To Our Business and Our Industry

        Redpoint is a development-stage company. We have incurred losses since inception and expect to incur additional net losses for at least the next several years.

        Since our inception we have incurred significant losses and negative cash flows from operations. As of December 31, 2007, we had an accumulated deficit of $33.0 million, and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

        We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

        The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. We believe our current capital resources will satisfy our operating plan through December 2009. Our future requirements will depend on many factors, including:

  •
  the progress of our research and development programs, including our ability to discover and develop taste enhancers and aversive taste blockers;

  •
  our ability, or our partners' ability and willingness, to formulate these taste enhancers and aversive taste blockers into food, beverage and pharmaceutical products;

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

        A key element of our food and beverage strategy is to commercialize our taste enhancers through product discovery and development collaborations with major ingredient suppliers and/or end users, such as the Givaudan Agreement and the Coca-Cola Agreement. Our pharmaceutical strategy includes developing our own taste-improved drug formulations as well as establishing collaborations and licensing agreements with major pharmaceutical, over-the-counter and generic companies. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Each of our collaboration agreements, such as the Givaudan Agreement and the Coca-Cola Agreement, provide each of our collaborators with the ability to terminate its agreement with us prior to the expiration of the term as set forth in the agreements. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

        In addition, our success depends on the performance of our collaborators of their responsibilities under these arrangements. Some potential collaborators may not perform their obligations in a timely fashion or in a manner satisfactory to us. Because such agreements may be exclusive, we may not be able to enter into a collaboration agreement with any other company covering the same product field during the applicable collaborative period. In addition, our collaborators' competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

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

        Depending on the amount or intended use of a particular taste enhancer or aversive taste blocker added to a product and the number of product categories in which the flavor or flavor enhancer will be incorporated, specific testing, safety assessment protocols, and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any taste enhancers and aversive taste blockers that we may discover. A key element of our strategy is to develop flavors and flavor enhancers that will be evaluated by the FEMA (Flavor and Extracts Manufacturers Association) GRAS Panel, which we expect will take 18 to 24 months and which is less expensive than the alternative of filing a food additive petition with the FDA, which can take eight years or more. The FEMA GRAS review process may take longer than 24 months and cost more than we currently anticipate if additional safety studies are requested by the FEMA GRAS Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the taste enhancer's or aversive taste blocker's intended use, the amount of the taste enhancer or aversive taste blocker intended to be added to packaged foods and beverages, the number of product categories in which the taste enhancers or aversive taste blockers will be incorporated, whether the taste enhancer imparts sweetness, the safety profile of the taste enhancers or aversive taste blockers and the FEMA GRAS Panel's interpretation of the safety data. Even if we obtain a GRAS determination with respect to a taste enhancer or aversive taste blocker, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular taste enhancer or aversive taste blocker does not qualify for a FEMA GRAS determination, we may be required to pursue a lengthy FDA approval process to reach the U.S. market, or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

        If our pharmaceutical product candidates do not successfully complete the clinical trial process, we will not be able to market them. Even successful clinical trials may not result in a marketable product and may not be entirely indicative of a product's safety or efficacy.

        Many factors, known and unknown, can adversely affect clinical trials and the ability to evaluate a product's efficacy. During the course of treatment, patients can die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested. Even if unrelated to our product, certain events can nevertheless adversely impact our clinical trials. As a result, our ability to ultimately develop and market the products and obtain revenues would suffer.

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

        We believe our taste technology approach is applicable to a wide range of food, beverage and pharmaceutical products representing many and diverse competitive companies and approaches. The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our taste enhancers or aversive taste blockers and technologies, as well as our pharmaceutical formulations, becoming obsolete.

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

        We also face substantial competition from a number of companies in the pharmaceutical formulations industry. Taste masking has a long history in the pharmaceutical industry. A traditional method of taste masking for pharmaceutical products is to mix the active pharmaceutical ingredient with flavorings and sugar syrup to mask unpleasant taste. This approach is most commonly used for pediatric liquid formulations as well as many over-the-counter cough-cold remedies. FlavorRx supplies flavors at drug store pharmacies that can be compounded by the pharmacist to make certain liquid formulations more palatable. In the pharmaceutical sector there are a number of drug delivery companies that have developed proprietary taste masking technologies that include both traditional and novel pharmaceutical approaches. These competing technologies and companies include but are not limited to OraSolv® and DuraSolv® from CIMA Labs (a Cephalon company), MicroCaps® and Liquitard® from Eurand, FlavorTech™, Liquette™ and MicroMask™ from KV Pharmaceuticals, EnVel® from Catalent, CEFORM from Biovail and WOWTab® from Astellas. Virtually all of these approaches including OralSolv, DuraSolv, MicroCap, Liquitard, CEFORM, EnVel and the technology used in Zydis products utilize a physical approach to sequester the active drug substance away from the taste receptors on the tongue. These include coating the drug, micro encapsulation, immobilization, use of cyclodextran carriers, or stabilization of the drug in a micellar or insoluble phase, as the principle means of taste masking.

        Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

        We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of taste enhancers and aversive taste blockers and new formulations of pharmaceutical products. We cannot guarantee that products developed as a result of our competitors' existing or future collaborations will not compete with our taste enhancers and aversive taste blockers and new pharmaceutical formulations.

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

        We are highly dependent on F. Raymond Salemme, Ph.D., our Chief Executive Officer and President, as well as other executive and scientific officers, including Scott Horvitz, Chief Financial Officer, Scott Siegel, Ph.D., Vice President, Corporate Development and Robert Bryant, Ph.D., Vice President, Discovery Research.

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

Risks Related To Intellectual Property

        If our product candidates are not effectively protected by valid, issued patents or if we are not otherwise able to protect our proprietary information and technologies, it could harm our business.

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

        In addition to patents, we will substantially rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we may enter into confidentiality agreements with employees, consultants and potential collaborators. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could hinder us from developing or commercializing our product candidates.

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

  •
  we, or our Licensors, were the first to file patent applications or to invent the subject matter claimed in patent applications relating to the technologies upon which we rely;

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

        In addition, patent law outside the United States is uncertain and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors' patents or to defend the validity of any of our or our licensor's future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business.

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

        Many of the patent applications filed by us and our licensors were filed recently with the United States Patent and Trademark Office and most have not been substantively examined and may not result in patents being issued. It is difficult to predict whether any of our or our licensors' applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims. In addition, the disclosure in our or our licensors' patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, it is difficult to predict whether any of our or our licensors' applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents. Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents. Our and our licensors' patent applications may not issue as patents that will provide us with any protection or competitive advantage.

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

        With respect to third-party patent rights in the area of the TRPM5 receptor specifically, we are aware of pending U.S. and foreign patent applications by competitors and others that have claims directed to the TRPM5 receptor and/or methods of using the TRPM5 receptor to identify novel taste modulating compounds. Although these patent applications are currently undergoing examination by the U.S. Patent and Trademark Office, and it is possible that they will not be granted or will not be granted with the current claims, it is also possible that patents will be granted on these applications with claims that are relevant to our current or future commercialization plans. To the extent we determine that we need a license to these or other patents relating to the TRPM5 receptor and are unable to obtain such licenses on commercially reasonable terms or at all, we may be restricted in our ability to commercialize our own TRPM5 technologies.

        We are not currently a party to any litigation, interference, opposition, protest, reexamination or any other potentially adverse governmental, ex parte or inter-party proceeding with regard to our patent or trademark positions. However, the life sciences and other technology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Many life sciences and other technology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we become involved in litigation, interference proceedings, oppositions, reexaminations, protests or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management's attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

        Should any person have filed patent applications or obtained patents in the United States that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference action may result in loss of claims based on patentability grounds raised in the interference action. Litigation, interference proceedings or other proceedings could divert management's time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time and disruption in our business. Uncertainties resulting from initiation and continuation of any patent proceeding or related litigation could harm our ability to compete and could have a significant adverse effect on our business, financial condition and results of operations.

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

  •
  our ability, or our collaborators' ability, to successfully satisfy all pertinent regulatory requirements;

  •
  the demand for our future products and our collaborators' products containing our taste enhancers or aversive taste blockers; and

  •
  general and industry specific economic conditions, which may affect our collaborators' research and development expenditures.

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

        The sale of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of common stock have become available for resale in the public market pursuant to the registration statement and releases of lock-up agreements, the market supply of shares of common stock has increased, which could decrease its market price. The number of shares that may be sold into the marketplace pursuant to the registration statement is significant. We believe that such sales may severely depress the market price of our common stock. In addition, some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to an additional registration statement, if one is effective), and these sales may also have a depressive effect on the market for the shares of common stock. In general, a person who is deemed to be an affiliate who has held shares for a period of six months may, upon filing of a notification on Form 144 with the SEC, sell into the market common stock in an amount up to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before such sale. Such sales may be repeated once each three months. A non-affiliate holding restricted shares may sell such shares without restrictions after they have been held six months, subject only to the current public information requirement. After an additional six months have lapsed, a non-affiliate may sell such shares without any restrictions.

        The price of our common stock is expected to be volatile.

        The market price of our common stock, and the market prices for securities of biotechnology companies in general, are expected to be highly volatile. The following factors, in addition to other risk factors described in this Annual Report on Form 10-K, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

  •
  the Company's announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

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

        Because Redpoint became a public company as a result of the Reverse Merger and Reincorporation Merger and not through a traditional underwritten initial public offering of securities, the Company may not attract the attention of major brokerage firms. Additionally, as a public company, we incur substantial expenses.

        As a result of the Reverse Merger and Reincorporation Merger, Redpoint became a publicly-traded company and, accordingly, will be subject to the information and reporting requirements of the United States securities laws. The costs to public companies of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders have caused the Company's expenses to be higher than they would be if it were a privately-held company. In addition, the Company will incur substantial expenses in connection with the preparation of the registration statement and related documents with respect to the registration of the common stock issued in the Private Placement and the Reverse Merger. Security analysts of major brokerage firms may not provide coverage of the Company. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

        We have discretion on how we use any proceeds we receive from the exercise of warrants and options.

        Our management has broad discretion on how to use and spend any proceeds we receive as a result of our security holders exercising their warrants and options. Our stockholders may not agree with our decision on how to use such proceeds. If we fail to spend the proceeds effectively, our business and financial condition could be harmed and we may need to seek additional financing sooner than expected.

        It is not anticipated that there will be an active public market for shares of our common stock in the near term and stockholders may have to hold their shares of common stock for an indefinite period of time. Stockholders may be unable to resell a large number of their shares of common stock within a short time frame or at or above their purchase price.

        To have purchased shares of our common stock and warrants to purchase common stock in the Private Placement, an investor must have represented that it was acquiring such shares and warrants for investment and not with a view to distribution or resale, that the investor understood that neither the common stock nor the warrants are readily transferable and, in any event, that it must bear the economic risk of an investment in the common stock for an indefinite period of time.

        If we do not comply with registration rights granted to certain holders of our restricted securities, we may be required to pay damages to such holders.

        We filed a "resale" registration statement with the SEC covering all shares of common stock issued in connection with the Private Placement, including shares of common stock into which any warrants are exercisable, within 60 days after the final closing of the Private Placement. Such registration statement has been declared effective by the SEC. We will use our best efforts to have such "resale" registration statement maintain its effectiveness until such time as all securities registered under the registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier. We cannot assure you that we will be able to obtain or maintain such effective registration statement.

        Our common stock may be considered "a penny stock" and may be difficult to sell.

        The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market or exercise price of less than $5 per share, subject to specific exemptions. Initially, the market price of our common stock is likely to be less than $5 per share and therefore may be designated a "penny stock" under SEC rules. This designation requires any broker or dealer selling our common stock to disclose certain information about the transaction, obtain a written agreement from the investor and determine that the investment in our common stock by the investor is a reasonably suitable investment for such investor. These rules may restrict the ability of brokers or dealers to sell our common stock and, as a result, may affect the ability of investors to sell their shares. In addition, unless and until our common stock is listed for trading on the American Stock Exchange or NASDAQ Capital Market or similar market, investors may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of your investment.

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

        As of the final closing of the Private Placement, we issued warrants to investors to acquire approximately 10.2 million shares of common stock and warrants to the placement agents to acquire approximately 3.6 million shares of common stock in the Private Placement. In addition, there are

17.2 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan. If these warrants are exercised or converted, or if the options are exercised, you may experience dilution in the net tangible book value of our common stock.

        Directors and officers of the Company have a high concentration of our common stock ownership.

        Based on the aggregate number of shares of our common stock that are outstanding as of December 31, 2007, our officers and directors beneficially own approximately 36.6% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company's board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Lease Agreement for Office and Laboratory Space in Ewing, New Jersey

        On November 28, 2005, we entered into a lease agreement with BMR-7 Graphics Drive LLC to lease office and laboratory space at 7 Graphics Drive in Ewing, New Jersey. The leased premises include approximately 18,000 square feet of office and laboratory space, and the annual base rent is $818,032, subject to annual increases of approximately 1%. Under the lease agreement, we will also have to pay certain operating expenses associated with the leased premises. The term of the lease is ten years and commenced on May 7, 2007. We began to occupy the space at 7 Graphics Drive on May 21, 2007.

Lease Agreement for Office and Laboratory Space in Cranbury, New Jersey

        On October 9, 2002, we entered into a lease agreement with Eastpark at 8A to lease office and laboratory space and equipment at 2005 Eastpark Boulevard, Cranbury, New Jersey. The leased premises included 5,100 square feet of office and laboratory space, and the annual rent was $163,200. The term of the lease was five years and initially was due to expire in December 2007. In May 2007, we vacated this premises in order to move into our new property at 7 Graphics Drive in Ewing, New Jersey. On October 16, 2007 we entered into an agreement to terminate the lease by paying the equivalent of one months rent.

Lease Agreement for Office and Laboratory Space in Philadelphia, Pennsylvania

        On September 30, 2005, we entered into an agreement with Albert Einstein Healthcare Network, or AEHN, to use AEHN's laboratory space located at 5501 Old York Road, Philadelphia, Pennsylvania. As amended, the agreement provides for approximately 1,406 square feet of office and laboratory space, and a base rent for the remaining nine months of approximately $25,927. The term of the agreement has been extended until September 30, 2008. The lease may be amended in writing by mutual agreement.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, the Company may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of the Company's business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties. As of the date of this Annual Report on Form 10-K, Redpoint Bio is not a party to any material pending legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the OTC Bulletin Board under the symbol "RPBC".

        The following table describes the per share range of high and low sale prices for shares of our common stock, as listed for quotation on the OTC Bulletin Board, for the periods indicated. Please note that this information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2007:
Fourth quarter, ended December 31, 2007	$0.84	$0.55
Third quarter, ended September 30, 2007	2.45	0.66
Second quarter, ended June 30, 2007	3.00	2.00
First quarter, ended March 31, 2007	4.20	1.60
2006:
Fourth quarter, ended December 31, 2006	$4.00	$3.00
Third quarter, ended September 30, 2006	1.80	1.80
Second quarter, ended June 30, 2006	3.00	1.01
First quarter, ended March 31, 2006	2.60	1.70

        As stated earlier in the Explanatory Note, Redpoint consummated the Reverse Merger in March 2007 and the Reincorporation Merger in June 2007. Prior to such transactions, the common stock of our predecessor registrant, Robcor, was traded on the OTC Bulletin Board (trading began in October 2006) under the symbol "RBCR" and was traded with little or no volume at a trading price at or around $3.50 to $4.00 from October 2006 until the consummation of the Reincorporation Merger. After the completion of the Reverse Merger and the Reincorporation Merger, our stock price began trading under the symbol "RPBC". We believe that given the lack of liquidity in the trading of our common stock prior to July 20, 2007 (the declaration of effectiveness of our Registration Statement on Form S-1 registering the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement in connection with the Reverse Merger) that trading in shares of our common stock began to reflect the stock price comparable to the $0.81 purchase price of one unit in the private placement, which consisted of one share of common stock together with 0.25 warrants, at or around July 20, 2007.

        As of December 31, 2007, the closing price for our common stock was $0.72. As of March 10, 2008, there were approximately 351 holders of record of our common stock. Our independent stock transfer agent is American Stock Transfer & Trust Company, located at 59 Maiden Lane, New York, New York 10038. Their telephone number is (800) 937-5449.

Dividend Policy

        We have not declared or paid any cash dividends on common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors. We are under no contractual obligations or restrictions to declare or pay dividends to our stockholders.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plan. Prior to the Reverse Merger, Original Redpoint maintained the Linguagen Corp. 2003 Stock Incentive Plan, which we refer to as the "2003 Stock Plan." In connection with the adoption of the Amended and Restated 2007 Equity Compensation Plan, which we refer to as the "2007 Plan," the 2003 Stock Plan merged with and into the 2007 Plan and no additional grants may be made under the 2003 Stock Plan. Outstanding grants under the 2003 Stock Plan continue in effect in accordance with their terms as in effect before March 12, 2007 (subject to such amendments as the Compensation Committee determines, consistent with the 2003 Stock Plan, as applicable).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders(1)	9,603,961	$0.49	7,588,200
Equity compensation plans not approved by security holders	—		—

Total	9,603,961		7,588,200

(1)
Consists of the 2007 Plan.

Recent Sales of Unregistered Securities

        We did not sell any unregistered equity securities during the fourth quarter of 2007.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our equity securities during the fourth quarter of 2007.

Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index, NASDAQ Biotechnology Index and the AMEX Biotechnology Index for the period beginning October 31, 2006 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)(3)

Among Redpoint, the NASDAQ Composite Index, the NASDAQ Biotechnology Index and
the AMEX Biotechnology Index

Comparison of 2 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2007

Company / Index	Base Period 10/06	12/06	3/07	6/07	9/07	12/07
REDPOINT BIO CORPORATION	100	114.29	75.71	70.00	20.57	20.57
NASDAQ COMPOSITE INDEX	100	102.22	102.67	110.58	114.98	116.40
NASDAQ BIOTECHNOLOGY INDEX	100	97.97	95.34	98.50	104.85	102.47
AMEX BIOTECHNOLOGY INDEX	100	98.70	99.98	101.72	107.50	102.90

(1)
Graph assumes $100 invested on October 31, 2006 in our common stock, the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the AMEX Biotechnology Index.

(2)
Cumulative total return assumes reinvestment of dividends.

(3)
As stated earlier in the Explanatory Note, Redpoint consummated the Reverse Merger in March 2007 and the Reincorporation Merger in June 2007. Prior to such transactions, the common stock of our predecessor registrant, Robcor, was traded on the OTC Bulletin Board (trading began in October 2006) under the symbol "RBCR" and was traded with little or no volume at a trading price at or around $3.50 to $4.00 from October 2006 until the consummation of the Reincorporation Merger. After the completion of the Reverse Merger and the Reincorporation Merger, our stock price began trading under the symbol "RPBC". We believe that given the lack of liquidity in the trading of our common stock prior to July 20, 2007 (the declaration of effectiveness of our Registration Statement on Form S-1 registering the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement in connection with the Reverse Merger) that trading in shares of our common stock began to reflect the stock price comparable to the $0.81 purchase price of one unit in the private placement, which consisted of one share of common stock together with 0.25 warrants, at or around July 20, 2007.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical financial data as of the dates and for the periods indicated. Our selected financial data set forth below as of December 31, 2006 and 2007 and for each of the years in the three-year period ended December 31, 2007, and for the period August 16, 1995 (inception) to December 31, 2007, has been derived from our audited financial statements included elsewhere herein. Our selected financial data should be read in conjunction with the Financial Statements and the Notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,					August 16, 1995 (Inception) to December 31, 2007
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statements of Operations Data:
Research and grant revenue	$454	$224	$410	$—	$2,229	$6,462

Operating expenses:
Research and development	1,125	2,400	2,899	3,631	7,266	19,790
General and administrative	1,176	2,659	2,126	2,811	4,511	14,595

Total operating expenses	2,301	5,059	5,025	6,442	11,777	34,385

Operating loss	(1,847)	(4,835)	(4,615)	(6,442)	(9,548)	(27,923)
Interest income	5	32	94	53	768	953
Interest expense	(519)	—	(100)	(929)	(1,696)	(3,333)

Loss before income taxes	(2,361)	(4,803)	(4,621)	(7,318)	(10,476)	(30,303)
Income tax benefit	—	—	254	466	—	720

Net loss	(2,361)	(4,803)	(4,367)	(6,852)	(10,476)	$(29,583)

Accretion of redeemable convertible preferred stock	—	(669)	(1,148)	(1,159)	(225)

Net loss applicable to common stockholders	$(2,361)	$(5,472)	$(5,515)	$(8,011)	$(10,701)

Basic and diluted net loss per common share	$(0.79)	$(1.60)	$(1.25)	$(1.81)	$(0.17)

Weighted average number of shares outstanding	2,997	3,412	4,403	4,429	63,315

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,718	$6,197	$2,558	$974	$22,701
Working capital	784	5,103	1,523	(4,880)	20,810
Total assets	2,020	7,006	3,930	2,552	24,823
Long-term debt, net of current portion	—	—	1,209	635	188
Deficit accumulated during the development stage	(3,297)	(8,770)	(14,284)	(22,295)	(32,996)
Total stockholders' equity (deficit)	(3,297)	(8,544)	(14,010)	(20,726)	21,539

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled "Item 1A. Risk Factors".

Overview

        Redpoint is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food, beverage and pharmaceutical industries. Our food and beverage program is focused on identifying novel flavors that improve the taste of existing ingredients and enable the development of better-tasting and more healthful foods and beverages. Our pharmaceutical program uses a biochemical approach aimed at suppressing the bitterness of medicines, which has the potential to expand the range of formulation options and increase patient compliance. We use our technology to discover and develop products for partners and for our own pipeline.

        Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2007. As of December 31, 2007, Redpoint had an accumulated deficit of $33.0 million and anticipates incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.

        Through December 31, 2007, our revenue has come solely from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

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

        In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the agreement, Redpoint and Givaudan are collaborating exclusively with each other to discover and develop compounds that act primarily through the modulation of the TRPM5 channel. In consideration of our agreement to conduct research and develop compounds and grant exclusive licenses and other rights, Givaudan paid us an upfront technology fee of $1.3 million and agreed to provide research funding to us over the initial 3.5 year term of the agreement of up to $11.6 million. Givaudan will also reimburse us for costs we incur in connection with obtaining certain regulatory approvals. Through December 31, 2007, including the upfront fee, we have received $3.1 million in research and development funding. We are also eligible to receive milestone payments of up to $2.5 million upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration.

        In December 2007, we entered into a research agreement with Coca-Cola for the development of certain technology for use in non-alcoholic beverages. In consideration of our agreement to conduct research for the development of certain technology and grant exclusive licenses and other rights to Coca-Cola pursuant to the terms and conditions of the agreement, Coca-Cola agreed to pay us $900,000 per year. In connection therewith, in February 2008, Coca-Cola made a non-refundable payment in the amount of $450,000, which shall be applied to the aforementioned costs for the initial six months of the agreement. Coca-Cola will also reimburse us for certain related CRO costs that we incur. In addition, Coca-Cola also agreed to pay us a milestone payment of $200,000 upon the achievement of specified development events set forth in the Research Agreement. The initial term of the agreement is for 12 months, subject to extension upon mutual agreement of the parties. The agreement may be terminated early by the parties upon their mutual agreement or by Coca-Cola in its individual discretion after the initial six month period. For the initial six month period, we granted Coca-Cola an exclusive right to negotiate to extend and expand the collaboration into a broader, multi-year research, development and commercialization program.

        Our discovery programs capitalize on advances in taste science and our know-how to create new products. We believe these products may have the potential to make processed foods and beverages healthier and enhance the acceptability, safety and efficacy of many types of pharmaceutical products. We have developed an integrated discovery platform and identified prototype compounds for both enhancement of sweet and savory taste and blocking bitter taste. To leverage our technology in the food and beverage markets, we have entered into research and development agreements with Givaudan, the world's leading company in the flavors and fragrances industry, and Coca-Cola, the world's largest beverage company. In addition, we plan to use our technology to discover aversive taste blockers, principally to develop a pipeline of proprietary taste-modified pharmaceutical products. We may develop such products ourselves or partner with pharmaceutical companies who are seeking to extend the patent life or enhance the performance of their products. We have identified several categories of products where patient acceptability, or the potential for novel formulation options, are currently limited due to the intense bitter or other aversive taste of the active pharmaceutical ingredient (API). We plan to incorporate the proprietary bitter taste or aversive taste blockers found through our discovery programs with drugs of proven safety and efficacy to create novel, valued-added formulations. We have not yet developed any products that are commercially available.

        Our research and development efforts, both partnered and unpartnered, involve both technology development and discovery programs aimed at the identification of novel compounds for taste modification. We are working to identify a compound(s) that can be used to enhance the taste of both sweet and savory flavors in a wide variety of food and beverage applications. Additionally, we are working to identify a compound(s) that could act as a universal bitter taste blocker for use both in our pharmaceutical product pipeline and for collaborative formulation development programs with major pharmaceutical companies. We intend to design our compounds to be safe and effective in minute quantities, and to be able to incorporate them into food and pharmaceutical products through the GRAS (Generally Recognized as Safe) determination/notification process. Although the GRAS process involves extensive testing to insure safety in use, the overall time required (estimated to be 12-18 months) and development costs incurred (estimated to be $1-2 million per compound) are modest compared to the size of the accessible markets. Moreover, a single GRAS-determined taste enhancer can potentially be used in a wide range of food applications. In addition, a GRAS determination is heavily relied upon by the Food and Drug Administration (FDA) to evaluate the safety and inclusion of flavor modifiers into pharmaceutical products. A single aversive taste blocker can potentially be used to create a multitude of new drug formulations that in many cases may be patentable in their own right. New drug product or product variations will require FDA approval through the new drug approval, or NDA, process. We believe there may be additional potential applications for our technology for the modification of aversive taste sensations in food products, as well as potential for discovering novel compounds for other pharmaceutical applications.

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

        To leverage our technology in the food and beverage markets, in March 2007, we entered into the Givaudan Agreement where we are collaborating exclusively with each other to discover and develop Enhancer Compounds and Bitter Blocker Compounds that act primarily through the modulation of the TRPM5 channel. Also, in December 2007, we entered into a research agreement with Coca-Cola for the development of certain technology for use in non-alcoholic beverages. We may also partner with other major ingredient suppliers, or food and beverage companies, to develop and commercialize taste enhancers that act through a variety of other newly discovered mechanisms of taste sensation in exchange for technology access fees, research funding, product development milestones, and product royalties.

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

Research and Development

        Our research and development expenses consist primarily of internal costs associated with our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies. We charge research and development costs to operations as incurred. We anticipate that research and development expenses will continue to increase as we advance our research and development programs.

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

Results of Operations

  Year ended December 31, 2007 compared to December 31, 2006

        Research and Grant Revenue.    For the year ended December 31, 2007, we recorded revenue of $2.2 million, which included $2.1 million from our Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. The revenues from Givaudan include $0.3 million attributable to the upfront fee which is being recognized as revenue over the initial 3.5 year term of the agreement and $1.8 million of research funding. The remaining $0.1 million of revenue was from various other contracts with food and pharmaceutical companies, including the commencement of our Coca-Cola Agreement, which began on December 13, 2007, for the development of certain technology for use in non-alcoholic beverages. During the year ended December 31, 2006, we did not generate any research and grant revenue, as we focused our efforts on advancing our technologies and did not enter into any discovery collaborations.

        Research and Development Expenses.    Our research and development expenses were $7.3 million for the year ended December 31, 2007 compared to $3.6 million for the year ended December 31, 2006. The increase was primarily attributable to a $1.6 million non-cash charge in connection with the issuance of approximately 2.0 million shares of our common stock related to anti-dilution protection for Dr. Margolskee, the Company's founder. Dr. Margolskee's anti-dilution protection terminated upon completion of the final closing of the Private Placement on April 6, 2007. In addition, we experienced increased costs associated with our investment in our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf. In particular, our facilities costs increased as a result of our move to our new location in Ewing, New Jersey, effective in May 2007. Our new, state-of-the-art facility in Ewing, New Jersey is enabling us to move ahead with the continued expansion of our research and development operations. In addition, salaries and related benefits, depreciation on laboratory equipment and R&D supplies costs increased. In addition, during the year ended December 31, 2007 we recognized non-cash R&D related compensation expense of approximately $0.1 million pursuant to SFAS 123R and a nominal amount during the year ended December 31, 2006.

        General and Administrative Expenses.    Our general and administrative expenses were $4.5 million for the year ended December 31, 2007 compared to $2.8 million for the year ended December 31, 2006. The increase of $1.7 million was related to costs associated with Redpoint becoming a public company, such as increases in accounting, legal and investor relations fees, as well as expenses associated with patent filings and our move to our new facility. During the year ended December 31, 2007 we also incurred an expense of approximately $0.1 million as a result of the write-off of the remaining lease obligation on our prior facility which we no longer occupy. Approximately $0.2 million of the increase was related to executive severance in connection with a separation agreement that we entered into with a former officer during the year ended December 31, 2007. In addition, during the year ended December 31, 2007, we recognized non-cash G&A related compensation expense of approximately $0.5 million pursuant to SFAS 123R and a nominal amount during the year ended December 31, 2006.

        Interest Income.    Interest income was $0.8 million for the year ended December 31, 2007 compared to $53,000 for the year ended December 31, 2006. The significant increase was due to interest earned on our cash, cash equivalents and marketable securities that resulted from proceeds from our private placement in March 2007.

        Interest Expense.    Interest expense was $1.7 million for the year ended December 31, 2007 compared to $0.9 million for the year ended December 31, 2006. In May, June and October 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding. In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock. We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes. During the year ended December 31, 2007 and December 31, 2006, we recognized a non-cash charge to interest expense of $0.3 million and $0.6 million, respectively, for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock. Furthermore, in accordance with Emerging Issues Task Force (EITF) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, after considering the allocation of the proceeds to the promissory notes, the Company determined that the promissory notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the promissory notes due to the fact that the original carrying value of promissory notes, after allocation of the proceeds, would be less than the purchase price of the new series of stock paid by investors in the new series. In accordance with EITF No. 98-5, the Contingent BCF of $1.2 million was recognized as additional non-cash interest expense when the promissory notes were converted into shares of common stock.

        During 2005, we borrowed $2.0 million to finance the purchase of laboratory and office equipment at interest rates ranging between 9.4% and 10.4%. Interest expense on these borrowings was $0.1 million for each of the years ended December 31, 2007 and 2006.

        Income Tax Benefit.    During 2006, we sold $5.8 million of our New Jersey State operating loss carryforwards resulting in the recognition of an income tax benefit of $0.5 million. Due to the Company's history of losses, we have not recognized the benefit of any of our other net operating loss carryforwards.

  Year ended December 31, 2006 compared to December 31, 2005

        Research and Grant Revenue.    During the year ended December 31, 2006, we did not generate any research and grant revenue, as we focused our efforts on advancing our technologies and did not enter into any discovery collaborations. In prior years, we had entered into several research license agreements with companies in the food ingredient and pharmaceutical industries. Under these agreements, we conducted research and development in the field of flavor discovery and modification. During the year ended December 31, 2005, we recognized $0.4 million of revenue from these agreements, of which $0.3 million of payments were received in 2004 and recognized as revenue in 2005 when we completed our performance obligations under the agreements.

        Research and Development Expenses.    Our research and development expenses were $3.6 million for the year ended December 31, 2006 compared to $2.9 million for the year ended December 31, 2005. During 2006, we continued to increase our research efforts covering our bitter blocker and taste enhancer programs. The increase was primarily related to new personnel, scientific instrumentation, scientific supplies and costs associated with the outsourcing of our chemistry efforts to synthesize new compounds to be analyzed in our screening programs.

        General and Administrative Expenses.    Our general and administrative expenses were $2.8 million for the year ended December 31, 2006 compared to $2.1 million for the year ended December 31, 2005. The increase of $0.7 million was primarily related to increased management and personnel expenses due to new management hires and increased investments in business development required to support our research and development efforts.

        Interest Expense.    Interest expense increased to $0.9 million for the year ended December 31, 2006 from $0.1 million for the year ended December 31, 2005. In May 2006, we entered into a convertible debt financing agreement with certain of our investors which provided for $3.9 million in funding. In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock. We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values. The fair value of the warrants has been recorded against the carrying value of the notes as an original issue discount (OID) which is being amortized as interest expense over a one-year period from the original issuance date of the notes. During 2006, we recognized a noncash charge to interest expense of $0.6 million for the amortization of the OID. During 2005, we borrowed $2.0 million to finance the purchase of laboratory and office equipment at interest rates ranging between 9.4% and 10.4%. Interest expense on these borrowings was $0.1 million and $0.1 million in 2006 and 2005, respectively.

        Income Tax Benefit.    During 2006 and 2005, we sold $5.8 million and $3.1 million of our New Jersey State operating loss carryforwards resulting in the recognition of an income tax benefit of $0.5 million and $0.3 million, respectively. Due to the Company's history of losses, we have not recognized the benefit of any of our other net operating loss carryforwards.

Liquidity and Capital Resources

        At December 31, 2007, we had cash, cash equivalents and marketable securities of $22.7 million and working capital of $20.8 million. Since inception, we have used $21.0 million of cash to fund our operating activities and $2.7 million for capital expenditures. Through December 31, 2007, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $5.6 million, government grants totaling $1.8 million, and capital equipment financing totaling $2.1 million.

        On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007 we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million. On March 27, 2007, we entered into the Givaudan Agreement for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Pursuant to the Givaudan Agreement, Givaudan agreed to pay us an upfront technology fee of $1.3 million and provide research funding to us over the initial 3.5 year term of the Givaudan Agreement of up to $11.6 million. On December 13, 2007, we entered into a research agreement with Coca-Cola for the development of certain technology for use in non-alcoholic beverages. Pursuant to the Coca-Cola Agreement, Coca-Cola agreed to provide research funding of $900,000 over the initial one year term. We believe that our current capital resources and the funding we are receiving from Givaudan and Coca-Cola, should be sufficient to meet our operating and capital requirements at least through December 2009.

        We expect that substantially all of our revenue for the foreseeable future will come from corporate collaborations, license agreements and interest earned on the proceeds from our sales of securities. During 2008, we expect to recognize $3.7 million as revenue from the Givaudan and Coca-Cola Agreements, which will include $0.4 million of the upfront technology fee that we received from Givaudan and which is being recognized as revenue over the related performance period and $3.3 million pursuant to research funding. We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed.

Summary of Contractual Obligations

        The following table summarizes our obligations to make future payments under our current contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$7,931,000	$845,000	$2,501,000	$1,698,000	$2,887,000
Long-term debt	635,000	448,000	187,000	—	—
License payments	300,000	25,000	75,000	50,000	150,000

	$8,866,000	$1,318,000	$2,763,000	$1,748,000	$3,037,000

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

  Stock-Based Compensation

        We follow Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), under which we recognize compensation cost for awards to employees and non-employee board members based on the grant-date fair value of stock-based awards over the period during which an award holder is required to provide service in exchange for the award. No compensation is recognized for awards for which the award holder does not tender the requisite service. At December 31, 2007, total unrecognized compensation expense related to non-vested stock options granted prior to that date was $2.1 million, which is expected to be recognized over a weighted average period of 3.3 years.

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

        In estimating the fair value of stock options, we use the Black-Scholes option-pricing model which requires us to make estimates about certain inputs regarding the volatility of our common stock and the expected term of our options. Until there is significant public trading activity in our common stock, we will use the average historical volatility of a group of pubic company peers. In addition, we have used the "simplified" method as described in SEC Staff Accounting Bulletin No. 107 to determine the expected life of our options.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our carrying values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies.

        We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. We have no material currency exchange risk exposure as of December 31, 2007. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by approximately $0.1 million for the year ended December 31, 2007.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 15. Exhibits, Financial Statements and Financial Statement Schedules".

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known and accumulated and communicated to management, including our chief executive officer and chief financial officer, by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Responsibility for Financial Statements

        Our management is responsible for the integrity and objectivity of all information presented in this annual report. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations.

        The Audit Committee of the Board of Directors meets regularly with the Company's independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f)

promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2007. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on its evaluation, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Redpoint Bio Corporation:

        We have audited Redpoint Bio Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Redpoint Bio Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Redpoint Bio Corporation's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Redpoint Bio Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Redpoint Bio Corporation as of December 31, 2006 and 2007, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from August 16, 1995 (inception) to December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania

March 14, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to our directors and nominees for election as directors under the heading "Election of Directors" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption "Our Executive Officers" in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

        We have adopted a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. We make available our code of conduct free of charge through our web site which is located at www.redpointbio.com. We intend to disclose any amendments to, or waivers from, our code of conduct that are required to be publicly disclosed pursuant to rules of the SEC and NASDAQ by filing such amendment or waiver with the SEC and by posting it on our web site.

ITEM 11.    EXECUTIVE COMPENSATION

        The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The discussion under the heading "Certain Relationships and Related Transactions and Director Independence" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The discussion under the heading "Independent Auditors Fees and Other Matters" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements.
		Reference is made to the Index to Financial Statements on Page F-1.
	(2)	Financial Statement Schedule.
		Not applicable.
	(3)	Exhibits.
		Reference is made to the Index to Exhibits on Page 57.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of March, 2008.

REDPOINT BIO CORPORATION
By:	/s/ F. RAYMOND SALEMME, PH.D.
F. Raymond Salemme, Ph.D., President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. RAYMOND SALEMME F. Raymond Salemme	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008
/s/ SCOTT HORVITZ Scott Horvitz	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 14, 2008
/s/ JOSEPH MOLLICA Joseph Mollica	Chairman of the Board	March 14, 2008
/s/ ALLEN BLOOM Allen Bloom	Director	March 14, 2008
/s/ ROBERT CHEFITZ Robert Chefitz	Director	March 14, 2008
/s/ LEIF KJAERGAARD Leif Kjaergaard	Director	March 14, 2008
/s/ DAVID PATCHEN David Patchen	Director	March 14, 2008
/s/ IRWIN SCHER Irwin Scher	Director	March 14, 2008
/s/ RICHARD SHANLEY Richard Shanley	Director	March 14, 2008
/s/ PHILIP L. SMITH Philip L. Smith	Director	March 14, 2008

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated May 3, 2007, between Robcor Properties, Inc. and Redpoint Bio Corporation (Incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed with the Commission on May 3, 2007).
3.1
Third Amended and Restated Certificate of Incorporation of Redpoint Bio Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 2, 2007).
3.2	Amended and Restated Bylaws of Redpoint Bio Corporation (Incorporated by reference to Exhibit C of the Registrant's Schedule 14C filed with the Commission on May 3, 2007).
4.1
Form of Warrant issued by the Company to investors in the private placement on March 12, 2007 and April 6, 2007 (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
4.2
Placement Agent Warrant issued by the Company to each of National Securities Corporation and Brean Murray, Carret & Co., LLC (Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the Commission on March 12, 2007).
4.3
Form of common stock Certificate (Incorporated by reference to Exhibit 4.3 of the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 2, 2007).
10.1
Agreement and Plan of Merger, dated as of March 12, 2007, by and among Redpoint Bio Corporation, on the one hand, and Robcor Properties, Inc., Robcor Acquisition Corp., Robcor LLC, Halter Financial Investments, L.P. and Michael Heitz (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 13, 2007).
10.2
Form of Subscription Agreement, dated March 12, 2007 and April 6, 2007, by and between Redpoint Bio Corporation and the signatories thereto (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 9, 2007).
10.3
Form of Lockup Agreement by officers, directors, and certain stockholders (Incorporated by reference to Exhibit 10.14 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.4
Lease Agreement, dated December 9, 2002, by and between Eastpark at 8A and Linguagen Corp. (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.5
Lease Agreement, dated as of September 30, 2005, between Albert Einstein Healthcare Network and Linguagen Corp. (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.6
Amendment to Lease Agreement between Albert Einstein Healthcare Network and Linguagen Corp., effective as of June 1, 2006, by and between Albert Einstein Healthcare Network and Linguagen Corp. (Incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.7
Amendment No. 2 to Lease Agreement between Albert Einstein Healthcare Network and Linguagen Corp., dated as of August 4, 2006, by and between Albert Einstein Healthcare Network and Linguagen Corp. (Incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).

10.8
Amendment No. 3 to Lease Agreement between Albert Einstein Healthcare Network and Linguagen Corp., dated as of January 2, 2007, by and between Redpoint Bio Corporation and Albert Einstein Healthcare Network (Incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.9
Lease Agreement, dated as of November 28, 2005, by and between BMR-7 Graphics Drive LLC and Linguagen Corp. (Incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.10
First Amendment to Lease Agreement, dated as of October 25, 2005, by and between BMR-7 Graphics Drive LLC and Linguagen Corp. (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.11
Acknowledgement of Term Commencement Date and Term Expiration Date, dated May 7, 2007, by and between Redpoint Bio Corporation and BMR-7 Graphics Drive LLC (Incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 2, 2007).
10.12
Employment Agreement, dated May 25, 2004, between Linguagen Corp. and Dr. Raymond F. Salemme (Incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).**
10.13
Employment Agreement, dated December 28, 2005, between Linguagen Corp. and Dr. Susan Welsh (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).**
10.14
Employment Agreement, dated June 28, 2004, between Linguagen Corp. and Scott Horvitz (Incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).**
10.15
Master Security Agreement, dated as of February 16, 2005, by and between Oxford Finance Corporation and Linguagen Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.16	2007 Omnibus Equity Compensation Plan (Incorporated by reference to Exhibit 10.15 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).**
10.17
Registration Rights Agreement, dated March 12, 2007, by and among Robcor, National Holdings Corporation, Brean Murray, Carret & Co., LLC and the parties set forth on the signature page and Exhibit A thereto (Incorporated by reference to Exhibit 10.16 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.18
Registration Rights Agreement, dated March 12, 2007, by and among Robcor and certain existing stockholders of Redpoint (Incorporated by reference to Exhibit 10.17 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.19
Placement Agency Agreement, dated December 4, 2006, by and among Redpoint, National Securities Corporation and Brean Murray, Carret & Co., LLC (Incorporated by reference to Exhibit 10.18 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.20
Amendment No. 1 to the Placement Agency Agreement, dated March 6, 2007, by and among Redpoint, National Securities Corporation and Brean Murray, Carret & Co., LLC (Incorporated by reference to Exhibit 10.19 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).

10.21
Advisory Agreement, dated March 8, 2007, by and between Halter Financial Group, L.P., and Redpoint Bio Corporation (Incorporated by reference to Exhibit 10.20 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.22
Separation Agreement and General Release, dated as of April 25, 2007, by and between Redpoint Bio Corporation and Susan Welsh (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 26, 2007).**
10.23
Joint Research and Development and License Agreement, dated March 27, 2007, by and between Givaudan Schweiz AG and Redpoint Bio Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007). †
10.24
Amended and Restated License Agreement, effective as of April 2, 2003, between Mount Sinai School of Medicine of New York University and Linguagen Corp. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.25
First Amendment to Amended and Restated License Agreement, dated as of November 10, 2003, between Mount Sinai School of Medicine of New York University and Linguagen Corp. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.26
Side Letter, dated July 11, 2007, to Placement Agency Agreement, dated December 4, 2006, as amended, by and between National Securities Corporation and Brean Murray, Carret & Co., LLC (Incorporated by reference to Exhibit 10.26 of the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 18, 2007).
10.27
Employment Agreement dated September 10, 2007, by and between Redpoint Bio Corporation and Scott Siegel, Ph.D. (Incorporated by reference to Exhibit 10.1 of the Company's Current Repot on Form 8-K filed on October 1, 2007).**
10.28	Research Agreement, dated December 13, 2007, by and between the Coca-Cola Company and Redpoint Bio Corporation. *††
21.1	List of Subsidiaries.*
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney (included as part of signature page).
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).*

*
Filed herewith.

**
A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

†
Confidential treatment has been granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

††
Portions of the exhibit have been omitted and have been filed separately pursuant to an application requesting confidential treatment.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Redpoint Bio Corporation

        We have audited the accompanying balance sheets of Redpoint Bio Corporation (a development-stage enterprise) (the "Company") as of December 31, 2006 and 2007, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from August 16, 1995 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redpoint Bio Corporation as of December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from August 16, 1995 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Redpoint Bio Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2008

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Balance Sheets

	December 31
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$974,378	$5,789,997
Marketable securities	—	16,911,413
Accounts receivable	—	50,114
Prepaid expenses and other current assets	72,697	505,994

Total current assets	1,047,075	23,257,518
Property and equipment, net	840,435	1,295,943
Deferred financing costs	308,456	—
Other assets	355,816	269,850

Total assets	$2,551,782	$24,823,311

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Convertible notes payable	$3,462,359	$—
Current portion of long-term debt	574,132	447,767
Accounts payable	833,739	710,880
Accrued expenses	351,650	514,019
Accrued compensation	704,964	402,863
Deferred revenue	—	371,424

Total current liabilities	5,926,844	2,446,953
Long-term debt	635,344	187,576
Deferred revenue	—	650,007

Total liabilities	6,562,188	3,284,536

Commitments (Note 13)
Redeemable convertible preferred stock, $0.0001 par value
Series A convertible preferred stock; issued and outstanding 6,444,835 shares (liquidation value of $16,350,586 at December 31, 2006)	16,217,778	—
Junior preferred stock; issued and outstanding 236,987 shares (liquidation value of $622,787 at December 31, 2006)	497,673	—

Stockholders' equity (deficit):
Preferred Stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 4,439,345 at December 31, 2006 and issued and outstanding 79,223,987 shares at December 31, 2007	444	7,922
Additional paid-in capital	1,568,697	54,485,373
Deficit accumulated during the development stage	(22,294,998)	(32,996,231)
Accumulated other comprehensive income	—	41,711

Total stockholders' equity (deficit)	(20,725,857)	21,538,775

Total liabilities and stockholders' equity (deficit)	$2,551,782	$24,823,311

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Statements of Operations

	Years ended December 31,
				August 16, 1995 (Inception) to December 31, 2007
	2005	2006	2007
Research and grant revenue	$410,000	$—	$2,229,461	$6,462,322

Operating expenses:
Research and development	2,898,826	3,630,515	7,266,542	19,790,295
General and administrative	2,126,422	2,811,217	4,510,708	14,594,602

Total operating expenses	5,025,248	6,441,732	11,777,250	34,384,897

Operating loss	(4,615,248)	(6,441,732)	(9,547,789)	(27,922,575)
Interest income	94,113	52,731	768,204	953,401
Interest expense	(99,594)	(928,941)	(1,696,802)	(3,333,374)

Loss before income taxes	(4,620,729)	(7,317,942)	(10,476,387)	(30,302,548)
Income tax benefit	253,403	465,803	—	719,206

Net loss	(4,367,326)	(6,852,139)	(10,476,387)	$(29,583,342)

Accretion of redeemable convertible preferred stock	(1,147,404)	(1,158,553)	(224,846)

Net loss applicable to common stockholders	$(5,514,730)	$(8,010,692)	$(10,701,233)

Basic and diluted net loss per common share	$(1.25)	$(1.81)	$(0.17)

Weighted average number of shares outstanding	4,402,868	4,429,100	63,314,679

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Period from August 16, 1995 (inception) to December 31, 2007

					Stockholders' Equity (Deficit)
	Redeemable convertible preferred stock
									Deficit accumulated during development stage
	Series A		Junior		Common Stock					Accumulated other comprehensive income
							Additional paid-in capital	Stock subscription receivable
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Inception, August 16, 1995	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock for services	—	—	—	—	2,782,000	278	722	—	—	—	1,000
Net loss	—	—	—	—	—	—	—	—	(3,785)	—	(3,785)

Balance, December 31, 1995	—	—	—	—	2,782,000	$278	$722	—	(3,785)	—	(2,785)
Net loss	—	—	—	—	—	—	—	—	(7,069)	—	(7,069)

Balance December 31, 1996	—	—	—	—	2,782,000	$278	$722	—	(10,854)	—	(9,854)
Net loss	—	—	—	—	—	—	—	—	(48,185)	—	(48,185)

Balance, December 31, 1997	—	—	—	—	2,782,000	$278	$722	—	(59,039)	—	(58,039)
Net loss	—	—	—	—	—	—	—	—	113,785	—	113,785

Balance, December 31, 1998	—	—	—	—	2,782,000	$278	$722	—	54,746	—	55,746
Net loss	—	—	—	—	—	—	—	—	(73,505)	—	(73,505)

Balance, December 31, 1999	—	—	—	—	2,782,000	$278	$722	—	(18,759)	—	(17,759)
Issuance of common stock	—	—	—	—	282,373	28	294	—	—	—	322
Issuance of common stock for dilution provisions	—	—	—	—	7,428	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	42,905	—	42,905

Balance, December 31, 2000	—	—	—	—	3,071,801	306	1,016	—	24,146	—	25,468
Common stock reacquired and retired	—	—	—	—	(1,669,200)	(167)	107	—	—	—	(60)
Issuance of common stock	—	—	—	—	1,112,800	111	3,995	(4,106)	—	—	—
Issuance of common stock for dilution provisions	—	—	—	—	4,237	—	—	—	—	—	—
Common stock reacquired and retired	—	—	—	—	(20,170)	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	116,192	—	116,192

Balance, December 31, 2001	—	—	—	—	2,499,468	250	5,118	(4,106)	140,338	—	141,600
Issuance of common stock for services	—	—	—	—	515,838	52	926	—	—	—	978
Net loss	—	—	—	—	—	—	—	—	(864,319)	—	(864,319)

Balance, December 31, 2002	—	—	—	—	3,015,306	302	6,044	—	(723,981)	—	(721,741)
Sale of Series A Preferred stock net of $257,240 if expenses	1,285,714	2,442,759	—	—	—	—	—	—	—	—	—
Conversion of principal portion of notes payable	623,963	1,310,320	—	—	—	—	—	—	—	—	—
Conversion of accrued interest on notes payable	—	—	236,987	497,673	—	—	—	—	—	—	—
Accretion of Series A Preferred to redemption value	—	48,826	—	—	—	—	—	—	(48,826)	—	(48,826)
Issuance of common stock for dilution provisions	—	—	—	—	673,272	67	101,577	—	—	—	101,644
Issuance of common stock options for services	—	—	—	—	—	—	3,087	—	—	—	3,087
Proceeds from stockholder note	—	—	—	—	—	—	—	4,106	—	—	4,106
Common stock reacquired and retired	—	—	—	—	(678,263)	(68)	(110,900)	—	(164,032)	—	(275,000)
Net loss	—	—	—	—	—	—	—	—	(2,360,483)	—	(2,360,483)

Balance, December 31, 2003	1,909,677	3,801,905	236,987	497,673	3,010,315	301	(192)	—	(3,297,322)	—	(3,297,213)

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Period from August 16, 1995 (inception) to December 31, 2007

					Stockholders' Equity (Deficit)
	Redeemable convertible preferred stock
									Deficit accumulated during development stage
	Series A		Junior		Common Stock					Accumulated other comprehensive income
							Additional paid-in capital	Stock subscription receivable
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Sale of Series A Preferred stock net of $83,144 if expenses	4,535,158	9,440,688	—	—	—	—	—	—	—	—	—
Accretion of Series A Preferred to redemption value	—	669,228	—	—	—	—	—	—	(669,228)	—	(669,228)
Issuance of common stock for dilution provisions	—	—	—	—	1,391,000	139	209,861	—	—	—	210,000
Issuance of common stock options for services	—	—	—	—	—	—	15,391	—	—	—	15,391
Net loss	—	—	—	—	—	—	—	—	(4,803,026)	—	(4,803,026)

Balance, December 31, 2004	6,444,835	13,911,821	236,987	497,673	4,401,315	440	225,060	—	(8,769,576)	—	(8,544,076)
Accretion of Series A Preferred to redemption value	—	—	—	—	—	—	—	—	(1,147,404)	—	(1,147,404)
Issuance of common stock for dilution provisions	—	—	—	—	2,790	—	421	—	—	—	421
Issuance of common stock	—	—	—	—	89,204	9	13,431	—	—	—	13,440
Issuance of warrants and stock options for services	—	—	—	—	—	—	34,782	—	—	—	34,782
Net loss	—	—	—	—	—	—	—	—	(4,367,326)	—	(4,367,326)

Balance, December 31, 2005	6,444,835	15,059,225	236,987	497,673	4,493,129	449	273,694	—	(14,284,306)	—	(14,010,163)
Accretion of Series A Preferred to redemption value	—	—	—	—	—	—	—	—	(1,158,553)	—	(1,158,553)
Issuance of warrants to purchase preferred stock	—	—	—	—	—	—	1,228,568	—	—	—	1,228,568
Proceeds from warrants	—	—	—	—	—	—	23,750	—	—	—	23,750
Stock-based compensation	—	—	—	—	—	—	50,801	—	—	—	50,801
Common stock reacquired and retired	—	—	—	—	(53,784)	(5)	(8,116)	—	—	—	(8,121)
Net loss	—	—	—	—	—	—	—	—	(6,852,139)	—	(6,852,139)

Balance, December 31, 2006	6,444,835	16,217,778	236,987	497,673	4,439,345	444	1,568,697	—	(22,294,998)	—	(20,725,857)
Accretion of Series A Preferred to redemption value	—	224,846	—	—	—	—	—	—	(224,846)	—	(224,846)
Conversion of preferred stock	(6,444,835)	(16,442,624)	(236,987)	(497,673)	22,774,963	2,278	16,938,019	—	—	—	16,940,297
Conversion of convertible notes payable and warrants	—	—	—	—	7,256,697	725	5,093,074	—	—	—	5,093,799
Sale of common stock, net of issuance costs of $4,406,015	—	—	—	—	42,180,263	4,218	28,578,767	—	—	—	28,582,985
Issuance of common stock for dilution provisions	—	—	—	—	2,017,407	202	1,631,507	—	—	—	1,631,709
Issuance of common stock upon exercise of options and warrants	—	—	—	—	555,312	55	83,241	—	—	—	83,296
Stock-based compensation	—	—	—	—	—	—	592,068	—	—	—	592,068
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,476,387)	—	(10,476,387)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	41,711	41,711

Total comprehensive loss											(10,434,676)

Balance, December 31, 2007	—	$—	—	$—	79,223,987	$7,922	$54,485,373	$—	$(32,996,231)	$41,711	$21,538,775

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Statements of Cash Flows

				August 16, 1995 (Inception) to December 31, 2007
	Years ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(4,367,326)	$(6,852,139)	$(10,476,387)	$(29,583,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	301,465	408,004	492,679	1,509,001
Amortization of discounts and premiums on marketable securities	—	—	(194,729)	(194,729)
Options, warrants and stock issued for services and dilution provisions	9,292	50,801	2,223,777	2,615,910
Beneficial conversion feature	—	—	1,228,565	1,228,565
Amortization of discount on convertible notes	—	597,903	302,032	899,935
Amortization of deferred financing costs	—	97,158	36,664	133,822
Debt inducement charge	—	—	—	361,598
Interest expense on convertible notes	—	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	—	—	(50,114)	(50,114)
Prepaid expenses and other assets	(86,350)	(491,505)	(414,744)	(1,073,427)
Accounts payable	(24,725)	555,209	75,932	909,671
Accrued expenses and accrued compensation	(76,238)	677,061	(8,122)	1,048,492
Amounts due to related parties	(33,333)	—	—	—
Deferred revenue	(310,000)	—	1,021,431	1,021,431

Net cash used in operating activities	(4,587,215)	(4,957,508)	(5,763,016)	(21,037,112)

Cash flows from investing activities:
Purchases of marketable securities	—	—	(22,424,973)	(22,424,973)
Maturity of marketable securities	—	—	5,750,000	5,750,000
Purchases of property and equipment	(752,521)	(69,264)	(838,540)	(2,695,297)

Net cash used in investing activities	(752,521)	(69,264)	(17,513,513)	(19,370,270)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,001,810	—	—	2,110,810
Net proceeds from convertible notes	—	3,943,491	—	5,253,811
Repayments of debt	(276,684)	(515,650)	(574,133)	(1,475,467)
Net proceeds from issuance of preferred stock	—	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	13,440	23,750	28,582,985	28,624,603
Proceeds from exercise of common stock options and warrants	—	—	83,296	83,296
Common stock reacquired	(38,334)	(8,121)	—	(283,121)

Net cash provided by financing activities	1,700,232	3,443,470	28,092,148	46,197,379

Net (decrease) increase in cash and cash equivalents	(3,639,504)	(1,583,302)	4,815,619	5,789,997
Cash and cash equivalents, beginning of year	6,197,184	2,557,680	974,378	—

Cash and cash equivalents, end of year	$2,557,680	$974,378	$5,789,997	$5,789,997

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Increase in property and equipment included in accounts payable	$—	$—	$109,665	$109,665
Conversion of notes payable and accrued interest to preferred stock	—	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297	16,940,297
Accretion of preferred stock	1,147,404	1,158,553	224,846	3,248,857
Warrants issued in connection with notes payable	30,074	1,228,568	—	1,258,642
Cash paid for interest	82,026	142,693	93,803	412,877

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements

(1) Description of the Business

        Redpoint Bio Corporation ("Redpoint" or the "Company") is leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food, beverage and pharmaceutical industries. The Company's food and beverage program is focused on identifying novel flavors that improve the taste of existing ingredients and enable the development of better-tasting and more healthful foods and beverages. The pharmaceutical program uses a biochemical approach aimed at suppressing the bitterness of medicines, which has the potential to expand the range of formulation options and increase patient compliance. The Company uses its technology to discover and develop products for partners and for its own pipeline.

        Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2007. As of December 31, 2007, the Company had an accumulated deficit of $33,000,000 and anticipates incurring additional losses for at least the next several years. The Company expects to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through December 31, 2007, substantially all of the Company's revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through existing and future collaborations.

        The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. For the Company to fund its operations and to commercially develop its products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to the Company as needed.

(2) Reverse Triangular Merger, Financing, Reincorporation Merger

  Completion of Merger

        Robcor Properties, Inc., a Florida corporation ("Robcor"), and its newly-formed subsidiary, Robcor Acquisition Corp., a Delaware corporation ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 12, 2007, by and among, Redpoint, formerly a privately-held Delaware corporation, on the one hand, and Robcor, Merger Sub, Robcor LLC, a Kentucky limited liability company and wholly-owned subsidiary of Robcor ("Robcor LLC") and Halter Financial Investments, L.P., a Texas limited partnership ("Halter"), and Michael Heitz ("Heitz"), as stockholders of Robcor, on the other hand. Pursuant to the Merger Agreement, Merger Sub, which Robcor had incorporated in the state of Delaware for the purpose of completing the transaction, merged into Redpoint (the "Reverse Merger") on March 12, 2007 (the "Closing" or the "Closing Date") with Redpoint continuing as the surviving entity in the Reverse Merger. As a result of the Reverse Merger, Redpoint became a wholly-owned subsidiary of Robcor. In connection with the Reverse Merger, each share of capital stock of Redpoint was converted into 2.7820 shares of common stock of Robcor and all of Redpoint's convertible promissory notes were converted into shares of common stock of Robcor.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(2) Reverse Triangular Merger, Financing, Reincorporation Merger (Continued)

        Redpoint was deemed to have been the accounting acquirer in the Reverse Merger. Accordingly, the financial statements of the Company presented reflect the historical results of Redpoint prior to the Reverse Merger, and of the combined entities following the Reverse Merger, and do not include the historical financial results of Robcor prior to the consummation of the Reverse Merger. In connection with the Reverse Merger, Redpoint issued 1,391,000 shares of common stock to Robcor shareholders which have been treated as issuance costs in connection with the Private Placement.

  Private Placement

        Concurrently with the completion of the Reverse Merger, Robcor received $17.2 million in net proceeds from the initial closing of a private placement of approximately 24.7 million shares of common stock at a price of $0.81 per share, and warrants to purchase approximately 6.2 million shares of Robcor common stock at an exercise price of $1.35 per share (the "Private Placement"). The initial closing of the Private Placement occurred on March 12, 2007, concurrently with the completion of the Reverse Merger.

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

        On April 6, 2007, Robcor sold an additional 16.1 million shares of common stock and warrants to purchase 4.0 million shares of common stock which resulted in net proceeds of approximately $11.3 million. In connection with the April closing, warrants to purchase an additional 1.6 million shares of common stock were issued to the placement agents.

  Reincorporation Merger

        On June 15, 2007, Robcor was merged with and into Redpoint, its wholly-owned subsidiary, with Redpoint being the surviving corporation pursuant to the Agreement and Plan of Merger dated May 3, 2007. As a result of the merger, the Company's state of incorporation changed from Florida to Delaware.

        In connection with the reincorporation merger, the authorized number of shares of common stock was decreased from 1,000,000,000 shares of common stock, no par value per share, to 150,000,000 shares of common stock, $0.0001 par value per share, and the authorized number of shares of preferred stock was decreased from 20,000,000 shares of preferred stock, no par value per share, to 10,000,000 shares of preferred stock, $0.0001 par value per share. The Company's share data and capital stock have been retrospectively adjusted for all periods presented to reflect the reincorporation merger.

        In addition, the maximum number of shares of common stock reserved for issuance under the Company's 2007 Omnibus Equity Compensation Plan was increased from 13,511,562 to 17,644,267 shares.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies

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

(c) Marketable Securities

        Marketable securities include investments in corporate commercial paper and debt securities having original maturities of greater than three months and a remaining maturity of less than 24 months. These marketable securities are treated for financial reporting purposes as available-for-sale and as such are reported at their fair market values. Unrealized gains and losses are recorded as a separate component of stockholders' equity. Any realized gains and losses are recorded in the results of operations.

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

  License Fees and Multiple Element Arrangements

        Non-refundable upfront fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and we have no further performance obligations under the license agreement.

        Multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and development services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. However, if the elements are considered to either (i) not have stand-alone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

accounted for as a single unit of accounting and all of the payments are recognized as revenue over the estimated period of when the performance obligations are performed. Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Significant management judgment is required in determining the period over which we are expected to complete our performance obligations under an arrangement.

  Substantive Milestone Payments

        Our collaboration agreements may also contain substantive milestone payments that are recognized upon achievement of the milestone only if all of the following conditions are met:

  •
  the milestone payments are non-refundable;

  •
  achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

  •
  substantive effort is involved in achieving the milestone;

  •
  a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment; and

  •
  the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone.

        Determination as to whether a payment meets the aforementioned conditions involves management's judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed.

  Reimbursement of Research and Development Costs

        Reimbursement of research and development costs is recognized as revenue provided the provisions of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, are met, the amounts are fixed and determinable, and collection of the related receivable is reasonably assured.

(f) Property and Equipment

        Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of four to five years for laboratory equipment, three to seven years for office equipment and furniture, and the lesser of the useful life or the remaining life of the underlying facility lease for leasehold improvements. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and betterments are capitalized. Upon disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the Statements of Operations.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

(g) Research and Development

        Research and development costs are charged to expense as incurred. These expenses include internal research and development as well as research conducted on behalf of the Company by third parties, including sponsored university-based research agreements and clinical study vendors. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future uses.

(h) Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not recorded any impairment charges pursuant to SFAS No. 144.

(i) Income Taxes

        Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) using the prospective method of adoption. Under SFAS 123R, the Company recognizes compensation cost for awards to employees and nonemployee board members based on the grant-date fair value of stock-based awards over the period during which an award holder is required to provide service in exchange for the award. No compensation cost is recognized for awards for which the award holder does not render the requisite service.

        Prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options granted to employees and directors. Under APB Opinion No. 25, the Company did not record compensation expense for its stock options since the current fair value of the underlying stock equaled the exercise price of the options.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

        The fair value of stock options is determined using the Black Scholes option-pricing model and is recognized as expense over the requisite service period using the straight-line method.

        To satisfy the exercise of options, the Company plans to issue new shares rather than purchase shares on the open market.

(k) Net Loss per Common Share

        Basic net loss per common share is computed in accordance with SFAS No. 128, Earnings per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares are excluded from the calculation of diluted net loss per common share if the effect on net loss per share is antidilutive. In all periods presented, our diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants and the conversion of convertible preferred stock (see notes 10 and 11) would have been antidilutive.

(l) Fair Value of Financial Instruments

        The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2007, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

(m) Recent Accounting Pronouncements

        In June 2007, the Financial Accounting Standards Board (FASB) issued EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-03). EITF 07-03 specifies that nonrefundable advance payments for future research and development activities should be deferred and capitalized and should be recognized as an expense as the related goods are delivered or the related services are performed. If, subsequent to an advance payment, an entity no longer expects the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. As the guidance in EITF 07-03 is consistent with our existing policy, we do not believe EITF 07-03 will have any impact on our financial statements or related disclosures.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements and related disclosures.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial statements and related disclosures.

(4) Research and Collaboration Agreements

        Since inception, the Company has undertaken research projects for which it was the recipient of several Small Business Innovative Research (SBIR) Awards. The SBIR Awards were sponsored by the National Institutes of Health. In connection with these SBIR projects, the Company recognized $1,796,324 of revenue. The last research project was completed in 2004.

        Givaudan.    In March 2007, the Company entered into a Joint Research and Development and License Agreement (the "Givaudan Agreement") with Givaudan Schweiz AG, a Swiss company ("Givaudan") for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the Givaudan Agreement, Redpoint received an upfront payment of $1,300,000 and will receive research funding over the initial 3.5 year term of the Givaudan Agreement, of up to $11,600,000. Redpoint is also eligible to receive reimbursement for costs incurred in connection with obtaining certain regulatory approvals. Redpoint will also be eligible to receive milestone payments of up to $2,500,000 upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration. The upfront payment of $1,300,000 million is being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement. During 2007, the Company recognized $279,000 of revenue attributable to the amortization of the upfront fee and $1,841,000 of revenue from research funding.

        Coca-Cola.    In December 2007, the Company entered into a research agreement (the "Coca-Cola Agreement") with The Coca-Cola Company ("Coca-Cola") for the development of certain technology for use in non-alcoholic beverages. Under the terms of the Coca-Cola Agreement, Redpoint will receive up to $900,000 per year for research funding. In February 2008, Coca-Cola made a non-refundable payment of $450,000 for the initial six months of the agreement. Coca-Cola will also reimburse the Company for certain related clinical research organization (CRO) costs that the Company incurs. Redpoint is also eligible to receive a milestone payment of $200,000 upon the

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(4) Research and Collaboration Agreements (Continued)

achievement of specified development events set forth in the Coca-Cola Agreement. The initial term of the Coca-Cola Agreement is for 12 months, subject to extension upon mutual agreement of the parties. The Coca-Cola Agreement may be terminated early by the parties upon their mutual agreement or by Coca-Cola in its individual discretion after the initial six month period. For the initial six month period, the Company granted Coca-Cola an exclusive right to negotiate to extend and expand the collaboration into a broader, multi-year research, development and commercialization program. During 2007, the Company recognized $20,000 of revenue from research funding.

(5) Marketable Securities

        The following is a summary of available-for-sale securities at December 31, 2007:

	Amortized Cost	Unrealized Gain	Fair Value
Corporate debt securities	$13,885,003	$38,655	$13,923,658
Asset-backed securities	2,984,699	3,056	2,987,755

Total	$16,869,702	$41,711	$16,911,413

        At December 31, 2007, all available-for-sale securities mature within one year. Amortization of discounts and premiums related to marketable securities resulted in income of $194,729 recorded for the year ended December 31, 2007.

(6) Property and Equipment

        Property and equipment consisted of the following:

	December 31
	2006	2007
Laboratory equipment	$1,720,209	$2,478,595
Office equipment and furniture	96,942	265,491
Leasehold improvements	3,265	18,145

	1,820,416	2,762,231
Less accumulated depreciation	(979,981)	(1,466,288)

	$840,435	$1,295,943

        Depreciation expense was $301,465, $408,004, $492,679, and $1,509,001 for the years ended December 31, 2005, 2006, 2007 and period from August 16, 1995 (inception) through December 31, 2007, respectively.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(7) Accrued Expenses

        Accrued expenses consisted of the following:

	December 31
	2006	2007
Professional fees	$237,200	$383,366
Accrued franchise tax	—	50,183
Accrued interest	91,188	—
Other	23,262	80,470

	$351,650	$514,019

(8) Debt

(a) Master Security Agreement

        In February 2005, the Company entered into a Master Security Agreement (the Agreement) with a finance company that provided for borrowings up to $3,200,000, subject to certain conditions, through December 2005. During 2005, the Company borrowed $2,001,810 under the Agreement in order to finance the purchase of laboratory and office equipment. Amounts borrowed are evidenced with promissory notes and are repayable in equal monthly payments, over 36 to 48 months, and are collateralized by the purchased equipment. The notes bear interest at rates varying between 9.4% and 10.4%. As of December 31, 2007, the principal amount due on the notes was repayable as follows:

2008	$447,767
2009	187,576

635,343
Less current portion	(447,767)

$187,576

        In connection with the borrowings under the Agreement, the Company issued the finance company warrants to purchase 53,039 shares of the Company's common stock at an exercise price of $0.75 per share. The estimated fair value of the warrants of $30,074, determined using the Black-Scholes option-pricing model, was accounted for as deferred financing costs and is being amortized to interest expense over the remaining term of the notes.

        Interest expense on notes payable recorded during the years ended December 31, 2005, 2006 and 2007 was $4,163, $7,519 and $7,519, respectively.

(b) Convertible Notes Payable

        During 2003 and 2002, the Company sold 12% Secured Convertible Notes (the Convertible Notes), resulting in aggregate proceeds of $700,000 and $610,320, respectively. The Convertible Notes were due on the earlier of April 21, 2004 or the consummation of a qualified financing, as defined. In connection with the Company's Series A financing in November 2003 (note 10), the total principal amount of $1,310,320 and accrued interest of $136,075 were converted into 623,963 shares of Series A and 236,987 shares of Junior Preferred stock (Junior Preferred). The Company recorded interest expense of

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(8) Debt (Continued)

$361,598, which represents a debt inducement charge based on the excess of the Junior Preferred fair value over the accrued interest converted.

        In May, June and October 2006, the Company entered into a convertible debt financing agreement with certain of its existing investors which provided for $4,116,774 in funding. The Company issued 5% secured promissory notes (the Promissory Notes) with principal amounts totaling $4,093,021 and warrants to purchase shares of a new series of preferred stock that may be designated in the future in a Qualified Financing, as defined in such Promissory Notes. The Promissory Notes were due on the earliest to occur of: (i) demand by holders of a majority of the outstanding principal at any time after the one year anniversary of the initial May closing; (ii) a Liquidation Event, as defined; and (iii) the two-year anniversary of the initial May closing. In conjunction with the Reverse Merger, the Promissory Notes and accrued interest were converted into 5,223,522 shares of common stock and warrants were exercised resulting in the issuance of 2,033,175 shares of common stock

        In connection with the issuance of the Promissory Notes, the Company incurred $149,533 of debt issuance costs which were capitalized and were being amortized as interest expense over the one year anniversary of the initial May issuance date of the Promissory Notes. During the years ended December 31, 2006 and 2007, interest expense was $89,639 and $29,126 respectively, related to amortization of the debt issuance costs.

        In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company allocated the proceeds from the financing between the Promissory Notes and warrants based on their relative estimated fair values of $4,093,021 and $1,228,565, respectively. The relative fair value of the warrants was recorded against the carrying value of the Promissory Notes as an original issue discount (OID) which was being amortized as interest expense over the one year anniversary of the initial May issuance date of the Promissory Notes until the closing of the Reverse Merger. During the years ended December 31, 2006 and 2007, the Company recognized a noncash charge to interest expense of $597,903 and $302,032, respectively for the amortization of the OID.

        A reconciliation of the face amount of the Promissory Notes and the carrying value as of December 31, 2006 was as follows:

Original value of Promissory Notes	$4,093,021
Less OID	(1,228,565)

Carrying value on date of issuance	2,864,456
Amortization of OID treated as interest expense	597,903

Carrying value of Promissory Notes at December 31, 2006	$3,462,359

        In accordance with Emerging Issues Task Force (EITF) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, after considering the allocation of the proceeds to the Promissory Notes, the Company determined that the Promissory Notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the Promissory Notes due to the fact that the original carrying value of Promissory Notes,

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(8) Debt (Continued)

after allocation of the proceeds, would be less than the purchase price of the new series of preferred stock paid by investors in the new series. In accordance with EITF No. 98-5, during the year ended December 31, 2007, the Contingent BCF of $1,228,565 was recognized as additional interest expense when the Promissory Notes were converted into shares of common stock.

(9) Related-Party Transactions

        During 2004, the Company received payments of $150,000 in connection with a research agreement with a company that is a stockholder of the Company. These payments were recognized as revenue in 2005.

        In January 2003, the Company entered into a stock redemption agreement with a former officer requiring the Company to make aggregate payments of $275,000 for the repurchase of 678,263 shares of common stock, which specified that the former officer was to retain a 3% ownership interest in the Company upon the closing of the Series A financing, subject to certain dilution protections and certain conditions, as defined. As of December 31, 2005, the amount due to the former officer was repaid.

        The Company has licensed the rights to certain patents and pending patents in the area of taste receptors and taste inhibitors from a research institution that is a stockholder of the Company. The license agreement, as amended, required a payment of $130,000. In addition, the Company is required to pay royalties on future sales, if any, of certain products covered by the license agreement. Commencing in July 2004, the Company is obligated to pay a minimum annual fee, creditable against royalties, of $25,000 to the licensor through the expiration of the last-to-expire patent. The Company estimates the term of the license agreement to be through December 2019.

        In September 2003, the Company entered into a two-year consulting agreement with a former officer that provided for a yearly consulting fee of $50,000. During 2004, the Company determined that the consulting services were no longer required and, accordingly, recorded the remaining contractual obligation as a liability. The balance was repaid in equal monthly installments through August 2005.

(10) Redeemable Convertible Preferred Stock

        During 2003, the Company sold an aggregate of 1,285,714 shares of Series A at $2.10 per share, for gross proceeds of $2,700,000. During 2004, the Company sold an aggregate of 4,535,158 shares of Series A at $2.10 per share for gross proceeds of $9,523,832.

        In connection with the conversion of the principal portion of the Convertible Notes in 2003 (note 8), the Company issued 623,963 shares of Series A. The Company also issued 236,987 shares of Junior Preferred in connection with the conversion of the accrued interest on the Convertible Notes in 2003 (note 8).

        Dividends on each outstanding share of Series A and Junior Preferred accrue and are compounded annually, and are cumulative at the annual rate of 8%. Dividends are payable only when and if declared by the board of directors.

        Each share of Preferred Stock was convertible at any time at the option of the holder into the number of shares of common stock obtained by dividing the original issue price (subject to certain

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(10) Redeemable Convertible Preferred Stock (Continued)

adjustments), plus accrued and unpaid dividends, by the conversion price, as defined. The Preferred Stock was mandatorily convertible in the event of an initial public offering, as defined.

        Holders of Preferred Stock were entitled to a liquidation preference in an amount equal to $2.10 per share, plus any accumulated unpaid dividends, in the event of a liquidation, dissolution, or winding-up of the Company, or in the event the Company merged with or was acquired by another entity.

        At any time on or after October 31, 2008, the holders of a majority of the Preferred Stock could have required the Company to redeem the Preferred Stock at the applicable redemption price. In the case of the Series A, the redemption price was equal to the greater of (i) the original issue price plus any accumulated unpaid dividends, or (ii) the fair value of the shares of common stock then issuable upon conversion of such shares of Series A. In the case of the Junior Preferred, the redemption price was equal to the original issue price of $2.10 per share.

        The Company incurred aggregate issuance costs of $340,384 in connection with the sale of Series A, which reduced the initial carrying value of the Series A. The carrying value of the Series A was being accreted to its redemption value through October 31, 2008. The accretion of issuance costs during the years ended December 31, 2005, 2006 and 2007 was $67,268, $75,821 and $7,244, respectively.

        In connection with the Reverse Merger, the Series A and Junior Preferred converted into 22,774,963 shares of common stock.

(11) Stockholders' Equity

(a) Common Stock

        The Company was party to a number of agreements that provided for dilution protection to certain investors. During 2005, the Company issued 2,790 shares of common stock, which was triggered by the issuance of certain warrants. In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company pursuant to certain antidilution protection. During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represented the fair value of those shares.

        In March 2005, the Company sold 89,024 shares of common stock to a director of the Company at a purchase price of $0.15 per share, which was the fair value. The shares were subject to repurchase at the Company's option at the original purchase price in the event that the director's relationship with the Company terminated. The number of shares subject to repurchase decreased by 2.0833% per month until March 2009. In October 2006, the director resigned and the Company repurchased 53,784 shares at $0.15 per share.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(11) Stockholders' Equity (Continued)

(b) Warrants

        As of December 31, 2007, the following warrants to purchase Common Stock were outstanding:

Number of shares	Exercise price	Expiration
53,039	$0.75	December 2012
6,182,287	$1.35	March 2010
4,015,059	$1.35	April 2010
3,574,906	$0.97	April 2012

13,825,291

        During 2007, warrants to purchase 138,446 shares of common stock were exercised at $0.15 per share.

(c) Registration Rights

        On June 5, 2007, the Company filed a "resale" registration statement with the SEC covering all shares of common stock issued in the Private Placement and in connection with the Reverse Merger, including shares of common stock into which certain warrants are exercisable. Such registration statement was declared effective on July 20, 2007. The Company will use its best efforts to maintain its effectiveness until such time as all securities registered under the registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier.

        If the Company fails to maintain the effectiveness of the "resale" registration statement, a 1% penalty will be assessed for each monthly period that the registration statement is not effective, capped at 12%. The penalty will be payable monthly in either cash or additional shares of common stock, as determined by the Company. The Company follows FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2), which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments relate. Contingent obligations in a registration payment arrangement are separately analyzed under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If we determine a penalty payment is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2007, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

(12) Stock Options Plans

        In November 2003, the Company adopted the 2003 Stock Incentive Plan, as amended (the 2003 Plan), that authorized the Company to grant up to 6,523,790 shares of common stock to eligible employees, directors, and consultants of the Company in the form of restricted stock and stock options. The amount and terms of grants are determined by the board of directors. The term of the options could have been up to 10 years, and options were exercisable in cash or as otherwise determined by the board of directors. Generally, options vest 25% upon the first anniversary of the date of grant and ratably each month thereafter through the fourth anniversary of the date of grant.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(12) Stock Options Plans (Continued)

        On March 12, 2007, the Company adopted the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan ("2007 Plan"), which provided for the issuance of up to 13,511,562 shares of common stock, subject to adjustment in certain circumstances. In connection with the adoption of the 2007 Plan, the 2003 Plan merged with and into the 2007 Plan and no additional grants may be made thereafter under the 2003 Plan. Outstanding grants under the 2003 Plan will continue in effect in accordance with their terms as in effect before March 12, 2007 and the shares with respect to outstanding grants under the 2003 Plan will be issued or transferred under the 2007 Plan. The 2007 Plan is now the Company's only plan in effect.

        On April 20, 2007, the Company approved an amendment to the 2007 Plan, which increased the maximum number of shares of common stock reserved for issuance under the 2007 Plan by an additional 4,132,705 shares from 13,511,562 to 17,644,267 shares of common stock. As of December 31, 2007, 7,588,200 shares were reserved for future issuances under the 2007 Plan.

        The following is a summary of stock option activity under the Plan through December 31, 2007:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Intrinsic Value
Outstanding at December 31, 2004	4,068,781	$0.15
Granted	609,258	0.15
Forfeited	(75,114)	0.15

Outstanding at December 31, 2005	4,602,925	0.15
Granted	952,835	0.20
Forfeited	(129,711)	0.15

Outstanding at December 31, 2006	5,426,049	0.16
Granted	5,782,016	0.79
Forfeited	(1,187,238)	0.61
Exercised	(416,866)	0.15

Outstanding at December 31, 2007	9,603,961	$0.49	8.1 years	$2,622,383

Exercisable at December 31, 2007	3,982,839	$0.15	6.7 years	$2,255,126

        The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $240,380.

        All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company's common stock. As of December 31, 2007, there were 7,588,200 shares of common stock available for grant under the 2007 Plan. The Company received proceeds of $62,530 for option exercises in 2007.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(12) Stock Options Plans (Continued)

        The per-share weighted average fair value of the options granted during the years ended December 31, 2006 and 2007 is estimated at $0.34 and $0.52 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31
	2006	2007
Expected dividend yield	—	—
Expected volatility	73%	68%
Risk-free interest rate	4.37%	4.45%
Expected life of options	6 years	6 years

        The expected term assumption is based on the use of the simplified method. The expected volatility of share options was calculated based on a historical volatility analysis of public company peers that were similar to the Company for a term equivalent to the expected term of the option. The risk-free rate of the option is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.

        The Company recognized $17,644 and $489,845 of stock-based compensation expense pursuant to SFAS 123R for the years ended December 31, 2006 and 2007 respectively. As of December 31, 2007, there was $2,089,679 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.3 years.

        During 2006 and 2005, the Company granted options to purchase 166,920 and 166,920 shares, respectively, of common stock to non-employee consultants. The grants issued during 2006 and 2005 vest over three years. The Company recorded $102,223, $33,158 and $4,708 of stock-based compensation expense during the years ended December 31, 2007, 2006 and 2005, respectively, which represents the estimated fair value of the options based on the Black-Scholes option-pricing model.

(13) Commitments

(a) Leases

        The Company leases office and laboratory space and equipment under operating leases expiring through 2017. Rent expense under these operating leases was $197,000, $221,000 and $792,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

        Future minimum lease payments as of December 31, 2007 are as follows:

Year Ending December 31,	Amount
2008	$845,420
2009	827,701
2010	833,652
2011	839,723
2012	845,915
Thereafter	3,739,488

$7,931,899

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(13) Commitments (Continued)

        In October 2006, the Company paid a $250,000 deposit for its new facility which has been recorded in other assets on the accompanying balance sheet.

(b) Employment-Related Agreements

        The Company has entered into employment agreements with certain key executives, providing for base salaries plus performance incentive bonuses. In March 2007, the Company entered into a separation agreement with a former officer that required the Company to make an aggregate payment of $169,900, which was repaid in bimonthly installments through September 2007.

(14) Income Taxes

        As of December 31, 2007, the Company had approximately $23,426,000 and $14,745,000 of federal and state net operating loss carryforwards, respectively, and approximately $691,000 and $503,000 of federal and state research and development credit carryforwards, respectively, available to offset future federal and state taxable income. The federal net operating loss carryforward will expire beginning in 2022, and the state net operating loss carryforwards will expire beginning in 2008. The federal research and development credit carryforward will expire beginning in 2020, and the state research and development carryforward will expire beginning in 2018.

        The following table summarizes the components of the deferred tax assets and liabilities as of:

	December 31
	2006	2007
Net operating losses	$6,684,000	$9,107,000
Research and development credit	723,000	1,023,000
Other temporary differences	354,000	860,000

Gross deferred tax assets	7,761,000	10,990,000
Valuation allowance	(7,674,000)	(10,948,000)

Total assets	87,000	42,000
Fixed assets	(87,000)	(42,000)

Total liabilities	(87,000)	(42,000)

Net deferred tax assets	$—	$—

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2006 and 2007. The valuation allowance in 2007 increased by $3,274,000 over 2006 related primarily to additional net operating losses incurred by the Company.

        Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss and tax credit carryforwards is limited following a greater than 50% change in ownership during a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the net

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(14) Income Taxes (Continued)

operating loss and tax credit carryforward period. Prior equity financings may significantly limit our ability to utilize net operating loss and tax credit carryforwards against future taxable income under Sections 382 and 383.

        During 2005 and 2006, the Company sold $3,128,427 and $5,776,876 of New Jersey State operating loss carryforwards resulting in the recognition of a benefit of $253,403 and $465,803, respectively.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through December 31, 2007, we determined that we had no liability for uncertain income taxes as prescribed by FIN 48. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization. The adoption of FIN 48 did not have an impact on the Company's results of operations and financial position.

(15) 401(k) Plan

        The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. During the year ended December 31, 2007, the Company began making matching contributions in the amount of 50% of employee contributions up to 6%. The Company, in its discretion, may also make certain contributions to the plan. For the year ended December 31, 2007, the Company contributed $57,000 as matching contributions.

(16) Quarterly Results (unaudited)

        The following tables summarize the quarterly results of operations for each of the quarters in 2006 and 2007. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(16) Quarterly Results (unaudited) (Continued)

only of normal recurring adjustments) necessary for fair presentation of the information set forth herein.

	2007 Results
	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
Revenues	$40,851	$675,542	$710,123	$802,945	$2,229,461
Net loss applicable to common stockholders	(5,272,315)	(1,588,505)	(1,909,144)	(1,931,269)	(10,701,233)
Basic and diluted net loss per common share*	$(0.30)	$(0.02)	$(0.02)	$(0.02)	$(0.17)

	2006 Results
	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
Revenues	$—	$—	$—	$—	$—
Net loss applicable to common stockholders	(1,925,778)	(2,021,980)	(2,103,453)	(1,959,481)	(8,010,692)
Basic and diluted net loss per common share*	$(0.43)	$(0.46)	$(0.47)	$(0.44)	$(1.81)

*
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amounts because of difference in the weighted average common shares outstanding during each period principally due to the effect of the Company's issuing shares of its common stock during the year.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)(3) Among Redpoint, the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the AMEX Biotechnology Index
Comparison of 2 Year Cumulative Total Return Assumes Initial Investment of $100 December 2007
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
REDPOINT BIO CORPORATION (A Development-Stage Enterprise) Index to Financial Statements
Report of Independent Registered Public Accounting Firm
REDPOINT BIO CORPORATION (A Development-Stage Enterprise) Balance Sheets
REDPOINT BIO CORPORATION (A Development-Stage Enterprise) Statements of Operations
REDPOINT BIO CORPORATION (A Development-Stage Enterprise) Statements of Cash Flows
REDPOINT BIO CORPORATION (A Development-Stage Enterprise) Notes to Financial Statements