Form 10-Q
period 2008-03-31
Redpoint Bio CORP
filed 2008-05-09
CIK 1328003

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2008 was 79,440,870.

REDPOINT BIO CORPORATION

i

PART I. FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$5,789,997	$5,557,611
Marketable securities	16,911,413	15,453,048
Accounts receivable	50,114	—
Prepaid expenses and other current assets	505,994	366,400
Total current assets	23,257,518	21,377,059
Property and equipment, net	1,295,943	1,370,241
Other assets	269,850	293,043
Total assets	$24,823,311	$23,040,343
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$447,767	$381,983
Accounts payable	710,880	920,493
Accrued expenses	514,019	319,100
Accrued compensation	402,863	193,330
Deferred revenue	371,424	1,212,870
Total current liabilities	2,446,953	3,027,776
Long-term debt	187,576	115,553
Deferred revenue	650,007	557,150
Total liabilities	3,284,536	3,700,479
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,223,987 at December 31, 2007 and issued and outstanding 79,440,870 shares at March 31, 2008	7,922	7,944
Additional paid-in-capital	54,485,373	54,713,033
Deficit accumulated during development stage	(32,996,231)	(35,488,100)
Accumulated other comprehensive income	41,711	106,987
Total stockholders’ equity	21,538,775	19,339,864
Total liabilities and stockholders’ equity	$24,823,311	$23,040,343

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED )

	Three Months Ended March 31,		August 16, 1995 (Inception) to
	2007	2008	March 31, 2008
Research and grant revenue	$40,851	$908,605	$7,370,927
Operating expenses:
Research and development	2,568,500	1,985,713	21,776,008
General and administrative	911,259	1,632,203	16,226,805
Total operating expenses	3,479,759	3,617,916	38,002,813
Operating loss	(3,438,908)	(2,709,311)	(30,631,886)
Interest income	20,974	232,725	1,186,126
Interest expense	(1,629,535)	(15,283)	(3,348,657)
Loss before income taxes	(5,047,469)	(2,491,869)	(32,794,417)
Income tax benefit	—	—	719,206
Net loss	(5,047,469)	(2,491,869)	$(32,075,211)
Accretion of redeemable convertible preferred stock	(224,846)	—
Net loss applicable to common stockholders	$(5,272,315)	$(2,491,869)
Basic and diluted net loss per common share	$(0.30)	$(0.03)
Weighted average of shares outstanding	17,360,452	79,319,299

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		August 16 1995 (Inception) to
	2007	2008	March 31, 2008
Cash flows from operating activities:
Net loss	$(5,047,469)	$(2,491,869)	$(32,075,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104,416	153,256	1,662,257
Amortization of discounts and premiums on marketable securities	—	(112,613)	(307,342)
Options, warrants and stock issued for services and dilution provisions	1,721,160	195,149	2,811,059
Beneficial conversion feature	1,228,565	—	1,228,565
Amortization of discount on convertible notes	302,032	—	899,935
Amortization of deferred financing costs	31,012	7,519	141,341
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	(1,940,851)	50,114	—
Prepaid expenses and other assets	(99,833)	108,882	(964,545)
Accounts payable	219,786	190,833	1,100,504
Accrued expenses and accrued compensation	85,020	(404,452)	644,040
Deferred revenue	1,930,000	748,589	1,770,020
Net cash used in operating activities	(1,466,162)	(1,554,592)	(22,591,704)
Cash flows from investing activities:
Maturity and sale of marketable securities	—	10,496,993	16,246,993
Purchases of marketable securities	—	(8,860,739)	(31,285,712)
Purchases of property and equipment	—	(208,774)	(2,904,071)
Net cash provided by (used in) investing activities	—	1,427,480	(17,942,790)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	2,110,810
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(138,351)	(137,807)	(1,613,274)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	17,352,569	—	28,624,603
Proceeds from exercise of common stock options and warrants	—	32,533	115,829
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	17,214,218	(105,274)	46,092,105
Net increase (decrease) in cash and cash equivalents	15,748,056	(232,386)	5,557,611
Cash and cash equivalents, beginning of period	974,378	5,789,997	—
Cash and cash equivalents, end of period	$16,722,434	$5,557,611	$5,557,611
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Property and equipment included in accounts payable	$—	$18,780	$18,780
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395

	Three Months Ended March 31,		August 16 1995 (Inception) to
	2007	2008	March 31, 2008
Conversion of notes payable and accrued interest to common stock	3,896,001	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	16,940,297	—	16,940,297
Accretion of preferred stock	224,846	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	27,510	14,526	427,403

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.             Description of the Business and Basis of Presentation

Redpoint Bio Corporation (“Redpoint” or the “Company”) is leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food, beverage and pharmaceutical industries. The Company’s food and beverage program is focused on identifying novel flavors that improve the taste of existing ingredients and enable the development of better-tasting and more healthful foods and beverages. The pharmaceutical program uses a biochemical approach aimed at suppressing the bitterness of medicines, which has the potential to expand the range of formulation options and increase patient compliance. The Company uses its technology to discover and develop products for partners and for its own pipeline.

The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. For the Company to fund its operations and to commercially develop its products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to the Company as needed.

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, referred to herein as the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

For further information, refer to the 2007 financial statements and footnotes thereto of Redpoint included in the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.         Reverse Triangular Merger, Financing and Reincorporation Merger

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

Redpoint was deemed to have been the accounting acquirer in the Reverse Merger.  Accordingly, the financial statements of the Company presented reflect the historical results of Redpoint prior to the Reverse Merger, and of the combined entities following the Reverse Merger, and do not include the historical financial results of Robcor prior to the consummation of the Reverse Merger.  In connection with the Reverse Merger, Redpoint issued 1,391,000 shares of common stock to Robcor shareholders which have been treated as issuance costs in connection with Private Placement.

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

3.         Summary of Significant Accounting Policies

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

(c)   Marketable Securities

Marketable securities include investments in corporate commercial paper and debt securities having original maturities of greater than three months. These marketable securities are treated for financial reporting purposes as available-for-sale and as such are reported at their fair market values. Unrealized gains and losses have been recorded as a separate component of stockholders’ equity. All realized gains and losses are recorded in the results of operations.

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

License Fees and Multiple Element Arrangements

Non-refundable upfront fees are recognized as revenue when (i) we have a contractual right to receive such payment, (ii) the contract price is fixed or determinable, (iii) the collection of the resulting receivable is reasonably assured, and (iv) we have no further performance obligations under the license agreement.

Multiple element arrangements are analyzed to determine whether the deliverables, which often include license and performance obligations, such as research and development services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables . If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. However, if the elements are considered to either (i) not have stand-alone value, or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and all of the payments recognized as revenue over the estimated period of when the performance obligations are performed. Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Significant management judgment is required in determining the period over which we are expected to complete our performance obligations under an arrangement.

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed.

Reimbursement of Research and Development Costs

Reimbursement of research and development costs is recognized as revenue, provided the provisions of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, are met, the amounts are fixed and determinable, and collection of the related receivable is reasonably assured.

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

(g)   Research and Development

Research and development costs, including those incurred in relation to the Company’s collaborative agreements, are charged to expense as incurred. These expenses include internal research and development as well as amounts paid to third parties to conduct research on the Company’s behalf. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

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

(k)   Net Loss per Common Share

Basic net loss per common share is computed in accordance with SFAS No. 128, Earnings per Share , by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares are excluded from the calculation of diluted net loss per common share if the effect on net loss per share is antidilutive. In all periods presented, our diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants and the conversion of convertible preferred stock would have been antidilutive.

(l)    Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2007 and March 31, 2008, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

(m)  Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).   Under this Standard, the Company may elect to report marketable securities and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable.   SFAS No. 159 is effective for the Company for the fiscal year beginning January 1, 2008.  The Company has elected not to apply the fair value option to any of its currently eligible financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements.  In February 2008, the FASB issued two final staff positions (“FSP”) amending SFAS No. 157.  FSP SFAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions.   FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritize the inputs used in measuring fair value as follows:

•      Level 1: Observable inputs such as quoted prices in active markets;

•      Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•      Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s marketable securities are reported at fair value on the balance sheet based on quoted prices in active markets for identical assets (Level 1).

(n)   Comprehensive Loss

We apply SFAS No. 130, “Reporting Comprehensive Income.”  This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital, in the stockholders’ equity section of our balance sheet.  For the three months ended March 31, 2008 and 2007, comprehensive loss was:

	Three Months Ended March 31,
	2007	2008
Net Loss	$(5,272,315)	$(2,491,869)
Total other comprehensive income	—	65,276
Comprehensive income (loss)	$(5,272,315)	$(2,426,593)

4.         Convertible Notes Payable

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

In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company allocated the proceeds from the financing between the Promissory Notes and warrants based on their relative estimated fair values.  The relative fair value of the warrants of $1,228,565 was recorded against the carrying value of the Promissory Notes as an original issue discount (OID) which was being amortized as interest expense over the one year anniversary of the initial May issuance date of the Promissory Notes until the closing of Reverse Merger. During the three months ended March 31, 2007 the Company recognized a noncash charge to interest expense of $302,032 for the amortization of the remaining OID.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, after considering the allocation of the proceeds to the Promissory Notes, the Company determined that the Promissory Notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the Promissory Notes due to the fact that the original carrying value of the Promissory Notes, after allocation of the proceeds, would be less than the purchase price of the new series of preferred stock paid by investors in the new series. In accordance with EITF No. 98-5, the Contingent BCF of $1,228,565 was recognized as additional interest expense during the three months ended March 31, 2007 when the Promissory Notes were converted into shares of the common stock.

5.         Marketable Securities

The following is a summary of available-for-sale securities as of March 31, 2008 and December 31, 2007:

As of March 31, 2008	Amortized Cost	Unrealized Gain	Fair Value
Corporate debt securities	$11,095,012	$102,076	$11,197,088
Debt securities issued by the U.S. government	2,254,074	886	2,254,960
Asset-backed securities	1,996,975	4,025	2,001,000

Total	$15,346,061	$106,987	$15,453,048

As of December 31, 2007	Amortized Cost	Unrealized Gain	Fair Value
Corporate debt securities	$13,885,003	$38,655	$13,923,658
Asset-backed securities	2,984,699	3,056	2,987,755

Total	$16,869,702	$41,711	$16,911,413

As of March 31, 2008, all available-for-sale securities mature within one year. During the three months ended March 31, 2008 and 2007, amortization of discounts and premiums related to marketable securities resulted in income of $112,613 and $0, respectively.

6.         Stockholders’ Equity

(a)   Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During the three months ended March 31, 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.

(b)   Warrants

As of March 31, 2008, the Company had the following warrants to purchase Common Stock outstanding:

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

The following is a summary of stock option activity under the Plan during the three months ended March 31, 2008:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2007	9,603,961	$0.49
Granted	1,469,938	0.65
Exercised	(216,883)	0.15
Forfeited	—	—
Outstanding at March 31, 2008	10,857,016	$0.52	8.16	$1,810,629

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock. As of March 31, 2008, there were 6,118,262 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the three months ended March 31, 2008 and 2007 was estimated at $0.42 and $0.53, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $195,149, and $109,009 of compensation expense pursuant to SFAS 123R for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $2.5 million of unrecognized compensation expense related to unvested stock options granted to employees and non-employee directors, which is expected to be recognized over a weighted average period of 3.2 years.

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

7.         Research and Development Collaboration

Givaudan.     In March 2007, the Company entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, a Swiss company (“Givaudan”) for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the Givaudan Agreement, Redpoint received an upfront payment of $1,300,000 and will receive research funding over the initial 3.5 year term of the Givaudan Agreement, of up to $11,600,000. Redpoint is also eligible to receive reimbursement for costs incurred in connection with obtaining certain regulatory approvals. Redpoint will also be eligible to receive milestone payments of up to $2,500,000 upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration. The upfront payment of $1,300,000 million is being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement. During the three months ended March 31, 2008 and 2007, the Company recognized $93,000 and $0, respectively of revenue attributable to the amortization of the upfront fee and $614,000 and $41,000 of revenue from research funding, respectively.

Coca-Cola.     In December 2007, the Company entered into a research agreement (the “Coca-Cola Agreement”) with The Coca-Cola Company (“Coca-Cola”) for the development of certain technology for use in non-alcoholic beverages. Under the terms of the Coca-Cola Agreement, Redpoint will receive up to $900,000 per year for research funding. In February 2008, Coca-Cola made a non-refundable payment of $450,000 for the initial six months of the agreement. Coca-Cola will also reimburse the Company for certain related clinical research organization (CRO) costs that the Company incurs. Redpoint is also eligible to receive a milestone payment of $200,000 upon the achievement of specified development events set forth in the Coca-Cola Agreement.  The initial term of the Coca-Cola Agreement is for 12 months, subject to extension upon mutual agreement of the parties.  The Coca-Cola Agreement may be terminated early by the parties upon their mutual agreement or by Coca-Cola in its individual discretion after the initial six month period.  For the initial six month period, the Company granted Coca-Cola an exclusive right to negotiate to extend and expand the collaboration into a broader, multi-year research, development and commercialization program.  During the three months ended March 31, 2008, the Company recognized $202,000 of revenue from research funding.

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

•      challenges that we may face relating to the introduction of compounds that we may discover as food ingredients;

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

•      our ability to protect our proprietary technologies;

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

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2008. As of March 31, 2008, Redpoint had an accumulated deficit of $35.5 million and anticipates incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.

Through March 31, 2008, our revenue has come solely from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007, we completed the final closing of the private placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the agreement, Redpoint and Givaudan are collaborating exclusively with each other to discover and develop compounds that act primarily through the modulation of the TRPM5 channel. In consideration of our agreement to conduct research and develop compounds and grant exclusive licenses and other rights, Givaudan paid us an upfront technology fee of $1.3 million and agreed to provide research funding to us over the initial 3.5 year term of the agreement of up to $11.6 million. Givaudan will also reimburse us for costs we incur in connection with obtaining certain regulatory approvals. Through March 31, 2008, including the upfront fee, we have received $4.4 million in research and development funding. We are also eligible to receive milestone payments of up to $2.5 million upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration.

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

Our discovery programs capitalize on advances in taste science and our know-how to create new products. We believe these products may have the potential to make processed foods and beverages healthier and enhance the acceptability, safety and efficacy of many types of pharmaceutical products. We have developed an integrated discovery platform and identified prototype compounds for both enhancement of sweet and savory taste and blocking bitter taste. To leverage our technology in the food and beverage markets, we have entered into research and development agreements with Givaudan, the world’s leading company in the flavors and fragrances industry, and Coca-Cola, the world’s largest beverage company. In addition, we plan to use our technology to discover aversive taste blockers, principally to develop a pipeline of proprietary taste-modified pharmaceutical products. We may develop such products ourselves or partner with pharmaceutical companies who are seeking to extend the patent life or enhance the performance of their products. We have identified several categories of products where patient acceptability, or the potential for novel formulation options, are currently limited due to the intense bitter or other aversive taste of the active pharmaceutical ingredient (API). We plan to incorporate the proprietary bitter taste or aversive taste blockers found through our discovery programs with drugs of proven safety and efficacy to create novel, valued-added formulations. We have not yet developed any products that are commercially available.

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

Results of Operations

Three months ended March 31, 2008 compared to March 31, 2007

Research and Grant Revenue.  For the three months ended March 31, 2008, we recorded revenue of $0.9 million, which included $0.7 million from our Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. The revenues from Givaudan include $0.1 million attributable to the upfront fee which is being recognized as revenue over the initial 3.5 year term of the agreement and $0.6 million of research funding. The remaining $0.2 million of revenue was from the commencement of our Coca-Cola Agreement, which began on December 13, 2007, for the development of certain technology for use in non-alcoholic beverages. During the three months ended March 31, 2007, we recorded a nominal amount of revenue from the commencement of the Givaudan Agreement.

Research and Development Expenses.  Our research and development expenses were $2.0 million for the three months ended March 31, 2008 compared to $2.6 million for the three months ended March 31, 2007.  During the three months ended March 31, 2007, the Company recorded a $1.6 million non-cash charge in connection with the issuance of approximately 2.0 million shares of our common stock related to anti-dilution protection for Dr. Margolskee, the Company’s founder. Dr. Margolskee’s anti-dilution protection terminated upon completion of the final closing of the Private Placement on April 6, 2007. During the three months ended March 31, 2008, we experienced increased costs associated with our investment in our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf. In particular, our facilities costs increased as a result of our move to our new location in Ewing, New Jersey, effective in May 2007. Our new, state-of-the-art facility in Ewing, New Jersey is enabling us to move ahead with the continued expansion of our research and development operations. In addition, salaries and related benefits and R&D supplies costs increased.  Also, during the three months ended March 31, 2008, we recognized non-cash compensation expense of approximately $0.1 million pursuant to SFAS 123R and a nominal amount during the three months ended March 31, 2007.

General and Administrative Expenses.  Our general and administrative expenses were $1.6 million for the three months ended March 31, 2008 compared to $0.9 million for the three months ended March 31, 2007. The increase of $0.7 million was related to costs associated with Redpoint becoming a public company, such as increases in accounting, legal and investor relations fees, as well as expenses associated with patent filings and our move to our new facility. In addition, during the three months ended March 31, 2008, we recognized non-cash compensation expense of approximately $0.1 million pursuant to SFAS 123R and a nominal amount during the three months ended March 31, 2007.

Interest Income.  Interest income was $0.2 million for the three months ended March 31, 2008 compared to a nominal amount during the three months ended March 31, 2007. The increase was due to interest earned on our cash, cash equivalents and marketable securities that resulted from proceeds from our private placement in March 2007.

Interest Expense.  Interest expense was a nominal amount for the three months ended March 31, 2008 compared to $1.6 million for the three months ended March 31, 2007. In May, June and October 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding. In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock. We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes. During the three months March 31, 2007, we recognized a non-cash charge to interest expense of $0.3 million for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock. Furthermore, in accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, after considering the allocation of the proceeds to the promissory notes, the Company determined that the promissory notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the promissory notes due to the fact that the original carrying value of promissory notes, after allocation of the proceeds, would be less than the purchase price of the new series of stock paid by investors in the new series. In accordance with EITF No. 98-5, during the three months ended March 31, 2007, the Contingent BCF of $1.2 million was recognized as additional non-cash interest expense when the promissory notes were converted into shares of common stock.

Liquidity and Capital Resources

At March 31, 2008, we had cash, cash equivalents and marketable securities of $21.0 million and working capital of $18.3 million. Since inception, we have used $22.6 million of cash to fund our operating activities and $2.9 million for capital expenditures. Through March 31, 2008, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $7.3 million, government grants totaling $1.8 million, and capital equipment financing totaling $2.1 million.

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

We expect that substantially all of our revenue for the foreseeable future will come from corporate collaborations, license agreements and interest earned on the proceeds from our sales of marketable securities. During 2008, we expect to recognize $3.7 million as revenue from the Givaudan and Coca-Cola Agreements, which will include $0.4 million of the upfront technology fee that we received from Givaudan and which is being recognized as revenue over the related performance period and $3.3 million pursuant to research funding. We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed.

Summary of Contractual Obligations

                A summary of our obligations to make future payments under contacts existing at December 31, 2007 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the  year ended December 31, 2007.  As of March 31, 2008, there were no significant changes to this information.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  During the first quarter of 2008, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of March 31, 2008.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by approximately $0.1 million for the quarter ended March 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of March 31, 2008, we had an accumulated deficit of $35.5 million, and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

As a result of the Reverse Merger and Reincorporation Merger, Redpoint became a publicly-traded company and, accordingly, will be subject to the information and reporting requirements of the United States securities laws. The costs to public companies of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders have caused the Company’s expenses to be higher than they would be if it were a privately-held company. In addition, the Company will incur substantial expenses in connection with the preparation of the registration statement and related documents with respect to the registration of the common stock issued in the Private Placement and the Reverse Merger. Security analysts of major brokerage firms may not provide coverage of the Company. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

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

Based on the aggregate number of shares of our common stock that are outstanding as of March 31, 2008, our officers and directors beneficially own approximately 36.10% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal accounting and financial officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDPOINT BIO CORPORATION

May 9, 2008	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2008	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal accounting and financial officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).