Form 10-Q
period 2008-06-30
Redpoint Bio CORP
filed 2008-08-08
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of August 7, 2008 was 79,495,870.

REDPOINT BIO CORPORATION

PART I. FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$5,789,997	$5,424,301
Marketable securities	16,911,413	12,471,553
Accounts receivable	50,114	116,950
Prepaid expenses and other current assets	505,994	363,365
Total current assets	23,257,518	18,376,169
Property and equipment, net	1,295,943	1,430,976
Other assets	269,850	305,321
Total assets	$24,823,311	$20,112,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$447,767	$315,663
Accounts payable	710,880	683,223
Accrued expenses	514,019	328,284
Accrued compensation	402,863	347,504
Deferred revenue	371,424	1,005,026
Total current liabilities	2,446,953	2,679,700
Long-term debt	187,576	70,311
Deferred revenue	650,007	464,293
Total liabilities	3,284,536	3,214,304
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,223,987 at December 31, 2007 and issued and outstanding 79,495,870 shares at June 30, 2008	7,922	7,949
Additional paid-in-capital	54,485,373	54,952,769
Deficit accumulated during development stage	(32,996,231)	(38,082,400)
Accumulated other comprehensive income	41,711	19,844
Total stockholders’ equity	21,538,775	16,898,162
Total liabilities and stockholders’ equity	$24,823,311	$20,112,466

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED )

	Three Months Ended June 30,		Six Months Ended June 30,		August 16, 1995 (Inception) to
	2007	2008	2007	2008	June 30, 2008
Research and grant revenue	$675,542	$1,031,305	$716,393	$1,939,910	$8,402,232
Operating expenses:
Research and development	1,241,841	2,172,853	3,810,341	4,158,566	23,948,861
General and administrative	1,151,406	1,587,710	2,062,665	3,219,913	17,814,515
Total operating expenses	2,393,247	3,760,563	5,873,006	7,378,479	41,763,376
Operating loss	(1,717,705)	(2,729,258)	(5,156,613)	(5,438,569)	(33,361,144)
Interest income	155,162	147,395	176,136	380,120	1,333,521
Interest expense	(25,962)	(12,437)	(1,655,497)	(27,720)	(3,361,094)
Loss before income taxes	(1,588,505)	(2,594,300)	(6,635,974)	(5,086,169)	(35,388,717)
Income tax benefit	—	—	—	—	719,206
Net loss	(1,588,505)	(2,594,300)	(6,635,974)	(5,086,169)	$(34,669,511)
Accretion of redeemable convertible preferred stock	—	—	(224,846)	—
Net loss applicable to common stockholders	$(1,588,505)	$(2,594,300)	$(6,860,820)	$(5,086,169)
Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.14)	$(0.06)
Weighted average of shares outstanding	77,657,121	79,462,299	47,354,110	79,390,799

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		August 16, 1995 (Inception) to
	2007	2008	June 30, 2008
Cash flows from operating activities:
Net loss	$(6,635,974)	$(5,086,169)	$(34,669,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	225,868	323,205	1,832,206
Amortization of discounts and premiums on marketable securities	—	(214,995)	(409,724)
Options, warrants and stock issued for services and dilution provisions	1,896,431	426,641	3,042,551
Beneficial conversion feature	1,228,565	—	1,228,565
Amortization of discount on convertible notes	302,032	—	899,935
Amortization of deferred financing costs	32,892	15,038	148,860
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	(30,000)	(66,836)	(116,950)
Prepaid expenses and other assets	(133,159)	92,120	(981,307)
Accounts payable	643,440	(35,194)	874,477
Accrued expenses and accrued compensation	(272,332)	(241,094)	807,398
Deferred revenue	1,884,411	447,888	1,469,319
Net cash used in operating activities	(857,826)	(4,339,396)	(25,376,508)
Cash flows from investing activities:
Maturity and sale of marketable securities	—	14,496,994	20,246,994
Purchases of marketable securities	—	(9,864,006)	(32,288,979)
Purchases of property and equipment	(61,345)	(450,701)	(3,145,998)
Net cash provided by (used in) investing activities	(61,345)	4,182,287	(15,187,983)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	2,110,810
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(280,101)	(249,369)	(1,724,836)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	28,718,753	—	28,624,603
Proceeds from exercise of common stock options and warrants	37,122	40,782	124,078
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	28,475,774	(208,587)	45,988,792
Net increase (decrease) in cash and cash equivalents	27,556,603	(365,696)	5,424,301
Cash and cash equivalents, beginning of period	974,378	5,789,997	—
Cash and cash equivalents, end of period	$28,530,981	$5,424,301	$5,424,301
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Property and equipment included in accounts payable	$431,366	$7,537	$7,537
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395

	Six Months Ended June 30,		August 16, 1995 (Inception) to
	2007	2008	June 30, 2008
Conversion of notes payable and accrued interest to common stock	3,896,001	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	16,940,297	—	16,940,297
Accretion of preferred stock	224,846	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	51,593	26,001	438,878

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

(l)            Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2007 and June 30, 2008, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

(m)      Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  Under this Standard, the Company may elect to report marketable securities and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable.  SFAS No. 159 is effective for the Company for the fiscal year beginning January 1, 2008.  The Company has elected not to apply the fair value option to any of its currently eligible financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements.  In February 2008, the FASB issued two final staff positions (“FSP”) amending SFAS No. 157.  FSP SFAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions.  FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.

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

(n)         Comprehensive Loss

We apply SFAS No. 130, Reporting Comprehensive Income.  This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital, in the stockholders’ equity section of our balance sheet.  Other comprehensive income (loss) consisted of unrealized losses on marketable securities for the three and six months ended June 30, 2008.  For the three and six months ended June 30, 2008 and 2007, comprehensive loss was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net Loss	$(1,588,505)	$(2,594,300)	$(6,635,974)	$(5,086,169)
Other comprehensive loss	—	(87,143)	—	(21,867)
Comprehensive loss	$(1,588,505)	$(2,681,443)	$(6,635,974)	$(5,108,036)

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

5.                          Marketable Securities

The following is a summary of available-for-sale securities as of June 30, 2008 and December 31, 2007:

	Gross Unrealized
As of June 30, 2008	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	$11,952,516	$22,008	$(3,396)	$11,971,128
Asset-backed securities	499,193	1,232	—	500,425

	$12,451,709	$23,240	$(3,396)	$12,471,553

	Gross Unrealized
As of December 31, 2007	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	$13,885,003	$38,655	$—	$13,923,658
Asset-backed securities	2,984,699	3,056	—	2,987,755

Total	$16,869,702	$41,711	$—	$16,911,413

As of June 30, 2008, all available-for-sale securities mature within one year. During the three and six months ended June 30, 2008 and 2007, amortization of discounts and premiums related to marketable securities resulted in income of $112,613, $214,995, $0, and $0, respectively.

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

As of June 30, 2008, the Company had the following warrants to purchase Common Stock outstanding:

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

The following is a summary of stock option activity under the Plan during the six months ended June 30, 2008:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2007	9,603,961	$0.49
Granted	1,629,938	0.65
Exercised	(271,883)	0.15
Forfeited	—	—
Outstanding at June 30, 2008	10,962,016	$0.52	7.95	$2,151,779

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock. As of June 30, 2008, there were 5,958,262 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the six months ended June 30, 2008 and 2007 was estimated at $0.42 and $0.53, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $231,492, $426,641, $155,715 and $264,724 of compensation expense pursuant to SFAS 123R for the three and six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $2.4 million of unrecognized compensation expense related to unvested stock options granted to employees and non-employee directors, which is expected to be recognized over a weighted average period of 2.8 years.

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

7.                          Research and Development Collaboration

Givaudan.     In March 2007, the Company entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, a Swiss company (“Givaudan”) for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the Givaudan Agreement, Redpoint received an upfront payment of $1,300,000 and will receive research funding over the initial 3.5 year term of the Givaudan Agreement, of up to $11,600,000.  If certain conditions have not been achieved in certain timeframes as set forth in the Givaudan Agreement, then Givaudan may terminate the agreement with us prior to the expiration of the initial 3.5 year term.  Redpoint is also eligible to receive reimbursement for costs incurred in connection with obtaining certain regulatory approvals.  Redpoint will also be eligible to receive milestone payments of up to $2,500,000 upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration. The upfront payment of $1,300,000 million is being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement.  During the three and six months ended June 30, 2008 and 2007, the Company recognized $93,000, $186,000, $93,000 and $93,000, respectively of revenue attributable to the amortization of the upfront fee and $614,000, $1,228,000, $583,000 and $624,000 of revenue from research funding, respectively.

Coca-Cola.     In December 2007, the Company entered into a research agreement (the “Coca-Cola Agreement”) with The Coca-Cola Company (“Coca-Cola”) for the development of certain technology for use in non-alcoholic beverages. Under the terms of the Coca-Cola Agreement, Redpoint will receive up to $900,000 over the initial one year term for research funding. In February 2008, Coca-Cola made a non-refundable payment of $450,000 for the initial six months of the agreement. Coca-Cola will also reimburse the Company for certain related clinical research organization (CRO) costs that the Company incurs. Redpoint is also eligible to receive a milestone payment of $200,000 upon the achievement of specified development events set forth in the Coca-Cola Agreement.  The initial term of the Coca-Cola Agreement is for 12 months, subject to extension upon mutual agreement of the parties.  The Coca-Cola Agreement may be terminated early by the parties upon their mutual agreement or by Coca-Cola in its individual discretion after the initial six month period.  For the initial six month period, the Company granted Coca-Cola an exclusive right to negotiate to extend and expand the collaboration into a broader, multi-year research, development and commercialization program.  During the three and six months ended June 30, 2008, the Company recognized $268,000 and $470,000 of revenue from research funding.

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

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2008. As of June 30, 2008, Redpoint had an accumulated deficit of $38.1 million and anticipates incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.

Through June 30, 2008, our revenue has come solely from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007, we completed the final closing of the private placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the agreement, Redpoint and Givaudan are collaborating exclusively with each other to discover and develop compounds that act primarily through the modulation of the TRPM5 channel. In consideration of our agreement to conduct research and develop compounds and grant exclusive licenses and other rights, Givaudan paid us an upfront technology fee of $1.3 million and agreed to provide research funding to us over the initial 3.5 year term of the agreement of up to $11.6 million. If certain conditions have not been achieved in certain timeframes as set forth in the Givaudan Agreement, then Givaudan may terminate the agreement with us prior to the expiration of the initial 3.5 year term.  Givaudan will also reimburse us for costs we incur in connection with obtaining certain regulatory approvals. Through June 30, 2008, including the upfront fee, we have received $5.0 million in research and development funding. We are also eligible to receive milestone payments of up to $2.5 million upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration.

In December 2007, we entered into a research agreement with Coca-Cola for the development of certain technology for use in non-alcoholic beverages. In consideration of our agreement to conduct research for the development of certain technology and grant exclusive licenses and other rights to Coca-Cola pursuant to the terms and conditions of the agreement, Coca-Cola agreed to pay us $900,000 over the initial one year term.  In connection therewith, in February 2008, Coca-Cola made a non-refundable payment in the amount of $450,000, which shall be applied to the aforementioned costs for the initial six months of the agreement.  Coca-Cola will also reimburse us for certain related CRO costs that we incur.  In addition, Coca-Cola also agreed to pay us a milestone payment of $200,000 upon the achievement of specified development events set forth in the Research Agreement.  The initial term of the agreement is for 12 months, subject to extension upon mutual agreement of the parties.  The agreement may be terminated early by the parties upon their mutual agreement or by Coca-Cola in its individual discretion after the initial six month period. For the initial six month period, we granted Coca-Cola an exclusive right to negotiate to extend and expand the collaboration into a broader, multi-year research, development and commercialization program.

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

Our research and development efforts, both partnered and unpartnered, involve both technology development and discovery programs aimed at the identification of novel compounds for taste modification. We are working to identify a compound(s) that can be used to enhance the taste of both sweet and savory flavors in a wide variety of food and beverage applications. Additionally, we are working to identify a compound(s) that could act as a universal bitter taste blocker for use both in our pharmaceutical product pipeline and for collaborative formulation development programs with major pharmaceutical companies. We intend to design our taste modifier compounds to be safe and effective in minute quantities, and to be able to incorporate them into food and pharmaceutical products through the GRAS (Generally Recognized as Safe) determination/notification process. Although the GRAS process involves extensive testing to insure safety in use, the overall time required (estimated to be 12-18 months) and development costs incurred (estimated to be $1-2 million per compound) are modest compared to the size of the accessible markets. Moreover, a single GRAS-determined taste enhancer can potentially be used in a wide range of food applications. In addition, a GRAS determination is heavily relied upon by the Food and Drug Administration (FDA) to evaluate the safety and inclusion of flavor modifiers into pharmaceutical products. A single aversive taste blocker can potentially be used to create a multitude of new drug formulations that in many cases may be patentable in their own right. New drug product or product variations will require FDA approval through the new drug approval, or NDA, process. We believe there may be additional potential applications for our technology for the modification of aversive taste sensations in food products, as well as potential for discovering novel compounds for other pharmaceutical applications.

Our initial programs focused on modulation of the TRPM5 ion channel, a key signaling element in taste sensation, in order to discover novel compounds that modulate the taste of food, beverage, and pharmaceutical products. We also believe that the TRPM5 ion channel may be an attractive target for the identification and development of a new diabetes or obesity therapeutic compound. Recent scientific research, including research conducted by members of our Scientific Advisory Board, suggest that in addition to taste cells on the tongue, TRPM5 is expressed as part of a nutrient-sensing signal transduction chain in the gastrointestinal tract and potentially also in the pancreas.  We are in the early stages of determining whether we can leverage the research we have already conducted on the discovery of modulators of the TRPM5 ion channel to further explore potential opportunities for the discovery of new diabetes or obesity therapeutics.

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

Research and Development

Our research and development expenses consist primarily of internal costs associated with our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies. We charge research and development costs to operations as incurred. We anticipate that research and development expenses will continue to increase as we advance our research and development programs, including our recently initiated diabetes/obesity drug discovery effort where we are in the early stages of leveraging the research we have already conducted on the discovery of modulators of the TRPM5 ion channel to further explore potential opportunities for the discovery of new diabetes or obesity therapeutics.

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

Results of Operations

Three months ended June 30, 2008 compared to June 30, 2007

Research and Grant Revenue.  For the three months ended June 30, 2008, we recorded revenue of $1.0 million, which included $0.7 million from our Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. The revenues from Givaudan include $0.1 million attributable to the upfront fee which is being recognized as revenue over the initial 3.5 year term of the agreement and $0.6 million of research funding. The remaining $0.3 million of revenue was primarily from our Coca-Cola Agreement, which began on December 13, 2007, for the development of certain technology for use in non-alcoholic beverages. During the three months ended June 30, 2007, we recorded $0.7 million from our Givaudan Agreement including $0.1 million attributable to the upfront fee and $0.6 million of research funding.

Research and Development Expenses.  Our research and development expenses were $2.2 million for the three months ended June 30, 2008 compared to $1.2 million for the three months ended June 30, 2007.  During the three months ended June 30, 2008, we experienced increased costs associated with our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf. The increased costs related to salaries and related benefits, R&D supplies costs, depreciation of lab equipment and facilities related expenses.

General and Administrative Expenses.  Our general and administrative expenses were $1.6 million for the three months ended June 30, 2008 compared to $1.2 million for the three months ended June 30, 2007.  The increase of $0.4 million was related to increases in business development and investor relations activities as well as expenses associated with patent filings.

Interest Income.  Interest income was $0.1 million for the three months ended June 30, 2008 compared to $0.2 million during the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to June 30, 2007

Research and Grant Revenue.  For the six months ended June 30, 2008, we recorded revenue of $1.9 million, which included $1.4 million from our Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. The revenues from the Givaudan Agreement include $0.2 million attributable to the upfront fee which is being recognized as revenue over the initial 3.5 year term of the agreement and $1.2 million of research funding.  The remaining $0.5 million of revenue was primarily from our Coca-Cola Agreement, which began on December 13, 2007, for the development of certain technology for use in non-alcoholic beverages.  During the six months ended June 30, 2007, we recorded revenue of $0.7 million from our Givaudan Agreement including $0.1 million attributable to the upfront fee and $0.6 million of research funding.

Research and Development Expenses.  Our research and development expenses were $4.2 million for the six months ended June 30, 2008 compared to $3.8 million for the six months ended June 30, 2007.  During the six months ended June 30, 2007, the Company recorded a $1.6 million non-cash charge in connection with the issuance of approximately 2.0 million shares of our common stock related to anti-dilution protection for Dr. Margolskee, the Company’s founder. Dr. Margolskee’s anti-dilution protection terminated upon completion of the final closing of the Private Placement on April 6, 2007. During the six months ended June 30, 2008, we experienced increased costs associated with our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf. In particular, our facilities costs increased as a result of our move to our new location in Ewing, New Jersey, effective in May 2007. Our new, state-of-the-art facility in Ewing, New Jersey is enabling us to move ahead with the continued expansion of our research and development operations. In addition, salaries and related benefits and R&D supplies costs increased.

General and Administrative Expenses.  Our general and administrative expenses were $3.2 million for the six months ended June 30, 2008 compared to $2.1 million for the six months ended June 30, 2007. The increase of $1.1 million was related to costs associated with Redpoint becoming a public company, such as increases in accounting, legal and investor relations fees, as well as expenses associated with business development and patent filings and our move to our new facility. In addition, during the six months ended June 30, 2008, we recognized non-cash compensation expense of approximately $0.3 million pursuant to SFAS 123R and $0.1 million during the six months ended June 30, 2007.

Interest Income.  Interest income was $0.4 million for the six months ended June 30, 2008 compared to $0.2 million during the six months ended June 30, 2007. The increase was due to interest earned on our cash, cash equivalents and marketable securities that resulted from proceeds from our private placement in March 2007.

Interest Expense.  Interest expense was $28,000 for the six months ended June 30, 2008 compared to $1.7 million for the six months ended June 30, 2007. In May, June and October 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding. In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock. We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes. During the six months June 30, 2007, we recognized a non-cash charge to interest expense of $0.3 million for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock. Furthermore, in accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, after considering the allocation of the proceeds to the promissory notes, the Company determined that the promissory notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the promissory notes due to the fact that the original carrying value of promissory notes, after allocation of the proceeds, would be less than the purchase price of the new series of stock paid by investors in the new series. In accordance with EITF No. 98-5, during the six months ended June 30, 2007, the Contingent BCF of $1.2 million was recognized as additional non-cash interest expense when the promissory notes were converted into shares of common stock.

Liquidity and Capital Resources

At June 30, 2008, we had cash, cash equivalents and marketable securities of $17.9 million and working capital of $15.7 million. Since inception, we have used $25.4 million of cash to fund our operating activities and $3.1 million for capital expenditures. Through June 30, 2008, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $7.9 million, government grants totaling $1.8 million, and capital equipment financing totaling $2.1 million.

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

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2007 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007.  As of June 30, 2008, there were no significant changes to this information.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  During the first six months of 2008, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of June 30, 2008.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by approximately $0.1 and $0.2 million for the three and six months ended June 30, 2008, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of June 30, 2008, we had an accumulated deficit of $38.1 million, and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

Based on the aggregate number of shares of our common stock that are outstanding as of June 30, 2008, our officers and directors beneficially own approximately 17.1% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, was held on June 5, 2008. There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 50,648,240 shares of our common stock out of a total number of 79,440,870 shares of common stock issued and outstanding and entitled to vote at the meeting.

The matters that were voted on at the Annual Meeting were:

(A)                     To elect seven directors, each of whom shall serve for a term of one year.

Dr. Raymond Salemme
Dr. Joseph Mollica
Dr. Allen Bloom
Mr. Robert Chefitz
Dr. Leif Kjaergaard
Dr. Irwin Scher and
Mr. Richard P. Shanley

(B)                       To ratify the appointment of KPMG LLP as Redpoint’s independent registered public accounting firm to audit Redpoint’s financial statements for the fiscal year ending December 31, 2008.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Common Stock
Proposal	For	Withheld
Election of the following nominees as Directors:
Dr. Raymond Salemme	50,235,528	412,712
Dr. Joseph Mollica	50,316,106	332,134
Dr. Allen Bloom	50,314,206	334,034
Mr. Robert Chefitz	50,314,206	334,034
Dr. Leif Kjaergaard	50,314,206	334,034
Dr. Irwin Scher	50,316,206	332,034
Mr. Richard P. Shanley	50,316,206	332,034

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
To ratify the appointment of KPMG LLP as Redpoint’s independent registered public accounting firm to audit Redpoint’s financial statements for the fiscal year ending December 31, 2008	50,409,468	208,170	30,602

Accordingly, our stockholders elected Dr. Raymond Salemme, Dr. Joseph Mollica, Dr. Allen Bloom, Mr. Robert Chefitz, Dr. Leif Kjaergaard, Dr. Irwin Scher and Mr. Richard P. Shanley to serve as Directors until our 2009 annual meeting of stockholders and until their respective successors have been duly elected and qualified.

Our stockholders also approved and ratified the selection by the audit committee of our board of directors of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008.

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

REDPOINT BIO CORPORATION

August 8, 2008	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2008	By:	/s/ Scott M. Horvitz
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