Form 10-Q
period 2008-09-30
Redpoint Bio CORP
filed 2008-11-07
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of November 5, 2008 was 79,495,870.

REDPOINT BIO CORPORATION

PART I. FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$5,789,997	$5,579,876
Marketable securities	16,911,413	11,868,100
Accounts receivable	50,114	103,057
Prepaid expenses and other current assets	505,994	368,552
Total current assets	23,257,518	17,919,585
Property and equipment, net	1,295,943	1,363,894
Other assets	269,850	323,751
Total assets	$24,823,311	$19,607,230
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$447,767	$574,214
Accounts payable	710,880	1,022,374
Accrued expenses	514,019	437,804
Accrued compensation	402,863	452,925
Deferred revenue	371,424	985,000
Total current liabilities	2,446,953	3,472,317
Long-term debt	187,576	1,253,778
Deferred revenue	650,007	371,436
Total liabilities	3,284,536	5,097,531
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,223,987 shares at December 31, 2007 and issued and outstanding 79,495,870 shares at September 30, 2008	7,922	7,949
Additional paid-in-capital	54,485,373	55,174,163
Deficit accumulated during development stage	(32,996,231)	(40,691,543)
Accumulated other comprehensive income	41,711	19,130
Total stockholders’ equity	21,538,775	14,509,699
Total liabilities and stockholders’ equity	$24,823,311	$19,607,230

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED )

	Three Months Ended September 30,		Nine Months Ended September 30,		August 16, 1995 (Inception) to
	2007	2008	2007	2008	September 30, 2008
Research and grant revenue	$710,123	$1,057,174	$1,426,516	$2,997,084	$9,459,406
Operating expenses:
Research and development	1,709,961	2,366,007	5,520,302	6,524,573	26,314,868
General and administrative	1,162,759	1,395,604	3,225,424	4,615,517	19,210,119
Total operating expenses	2,872,720	3,761,611	8,745,726	11,140,090	45,524,987
Operating loss	(2,162,597)	(2,704,437)	(7,319,210)	(8,143,006)	(36,065,581)
Interest income	275,904	107,708	452,040	487,828	1,441,229
Interest expense	(22,451)	(12,414)	(1,677,948)	(40,134)	(3,373,508)
Loss before income taxes	(1,909,144)	(2,609,143)	(8,545,118)	(7,695,312)	(37,997,860)
Income tax benefit	—	—	—	—	719,206
Net loss	(1,909,144)	(2,609,143)	(8,545,118)	(7,695,312)	$(37,278,654)
Accretion of redeemable convertible preferred stock	—	—	(224,846)	—
Net loss applicable to common stockholders	$(1,909,144)	$(2,609,143)	$(8,769,964)	$(7,695,312)
Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.15)	$(0.10)
Weighted average of shares outstanding	78,916,157	79,495,870	57,990,405	79,426,078

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		August 16, 1995 (Inception) to
	2007	2008	September 30, 2008
Cash flows from operating activities:
Net loss	$(8,545,118)	$(7,695,312)	$(37,278,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	351,645	477,339	1,986,340
Amortization of discounts and premiums on marketable securities	(54,338)	(266,461)	(461,190)
Options, warrants and stock issued for services and dilution provisions	2,036,593	648,035	3,263,945
Beneficial conversion feature	1,228,565	—	1,228,565
Amortization of discount on convertible notes	302,032	—	899,935
Amortization of deferred financing costs	32,892	5,793	139,615
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	(600,000)	(52,943)	(103,057)
Prepaid expenses and other assets	(168,202)	122,232	(951,195)
Accounts payable	810,366	286,963	1,196,634
Accrued expenses and accrued compensation	(175,244)	(26,153)	1,022,339
Deferred revenue	1,774,288	335,005	1,356,436
Net cash used in operating activities	(3,006,521)	(6,165,502)	(27,202,614)
Cash flows from investing activities:
Maturity and sale of marketable securities	—	21,496,994	27,246,994
Purchases of marketable securities	(16,326,440)	(16,209,801)	(38,634,774)
Purchases of property and equipment	(528,299)	(520,759)	(3,216,056)
Net cash (used in) provided by investing activities	(16,854,739)	4,766,434	(14,603,836)
Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	1,511,873	3,622,683
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(425,332)	(363,708)	(1,839,175)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	28,622,701	—	28,624,603
Proceeds from exercise of common stock options and warrants	37,122	40,782	124,078
Common stock reacquired	—	—	(283,121)
Net cash provided by financing activities	28,234,491	1,188,947	47,386,326
Net increase (decrease) in cash and cash equivalents	8,373,231	(210,121)	5,579,876
Cash and cash equivalents, beginning of period	974,378	5,789,997	—
Cash and cash equivalents, end of period	$9,347,609	$5,579,876	$5,579,876
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Property and equipment included in accounts payable	$266,505	$24,531	$24,531
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	3,896,001	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	16,940,297	—	16,940,297
Accretion of preferred stock	224,846	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	65,702	34,700	447,577

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

(c)          Marketable Securities

Marketable securities include investments in corporate debt securities and government-sponsored enterprise debt securities having original maturities of greater than three months. These marketable securities are treated for financial reporting purposes as available-for-sale and as such are reported at their fair market values. Unrealized gains and losses have been recorded as a separate component of stockholders’ equity. All realized gains and losses are recorded in the results of operations.

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

(l)            Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2007 and September 30, 2008, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

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

(n)         Comprehensive Loss

We apply SFAS No. 130, Reporting Comprehensive Income.  This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital, in the stockholders’ equity section of our balance sheet.  Other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities for the three and nine months ended September 30, 2008.  For the three and nine months ended September 30, 2008 and 2007, comprehensive loss was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net loss	$(1,909,144)	$(2,609,143)	$(8,545,118)	$(7,695,312)
Other comprehensive income (loss)	38,047	(714)	38,047	(22,581)
Comprehensive loss	$(1,871,097)	$(2,609,857)	$(8,507,071)	$(7,717,893)

4. Debt

(a)          Master Security Agreements

The Company has entered into Master Security Agreements with two finance companies. Amounts borrowed are evidenced with promissory notes and are repayable in equal monthly payments, over 36 to 48 months, and are collateralized by the purchased equipment.  The notes bear interest at rates varying between 9.5% and 12.1%.  In September 2008, we borrowed approximately $1.5 million pursuant to a loan and security agreement. As of September 30, 2008, the principal amounts due on the notes were repayable as follows:

2008	$160,885
2009	519,154
2010	374,110
2011	422,100
2012	351,743
1,827,992
Less current portion	(574,214)
$1,253,778

Interest expense on notes payable for the three and nine months ended September 30, 2008 and 2007, was $12,414, $40,134, $22,451, and $77,803 respectively.

(b)  Convertible Notes Payable

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

In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company allocated the proceeds from the financing between the Promissory Notes and warrants based on their relative estimated fair values.  The relative fair value of the warrants of $1,228,565 was recorded against the carrying value of the Promissory Notes as an original issue discount (OID) which was being amortized as interest expense over the one year anniversary of the initial May issuance date of the Promissory Notes until the closing of Reverse Merger. During the nine months ended September 30, 2007 the Company recognized a noncash charge to interest expense of $302,032 for the amortization of the remaining OID.

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

5.                          Marketable Securities

The following is a summary of available-for-sale securities as of September 30, 2008 and December 31, 2007:

		Gross Unrealized
As of September 30, 2008	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	$6,601,114	$28,456	$—	$6,629,570
Government-sponsored enterprise debt	5,247,856	279	(9,605)	5,238,530

Total	$11,848,970	$28,735	$(9,605)	$11,868,100

		Gross Unrealized
As of December 31, 2007	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	$13,885,003	$38,655	$—	$13,923,658
Asset-backed securities	2,984,699	3,056	—	2,987,755

Total	$16,869,702	$41,711	$—	$16,911,413

As of September 30, 2008, all available-for-sale securities mature within one year. During the three and nine months ended September 30, 2008 and 2007, amortization of discounts and premiums related to marketable securities resulted in income of $51,466, $266,461, $54,338, and $54,338, respectively.

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

(b)         Warrants

As of September 30, 2008, the Company had the following warrants to purchase Common Stock outstanding:

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

The following is a summary of stock option activity under the Plan during the nine months ended September 30, 2008:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2007	9,603,961	$0.49
Granted	1,679,938	0.65
Exercised	(271,883)	0.15
Forfeited	—	—
Outstanding at September 30, 2008	11,012,016	$0.52	7.70	$1,524,216

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. As of September 30, 2008, there were 5,908,262 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the nine months ended September 30, 2008 and 2007 was estimated at $0.41 and $0.53, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $221,394 $648,035, $140,161 and $404,885 of compensation expense pursuant to SFAS 123R for the three and nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was approximately $2.1 million of unrecognized compensation expense related to unvested stock options granted to employees and non-employee directors, which is expected to be recognized over a weighted average period of 2.7 years.

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

7.                          Research and Development Collaboration

Givaudan.     In March 2007, the Company entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, a Swiss company (“Givaudan”) for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the Givaudan Agreement, Redpoint received an upfront payment of $1,300,000 and will receive research funding over the initial 3.5 year term of the Givaudan Agreement, of up to $11,600,000.  If certain conditions have not been achieved in certain timeframes as set forth in the Givaudan Agreement, then Givaudan may terminate the agreement with us prior to the expiration of the initial 3.5 year term.  Redpoint is also eligible to receive reimbursement for costs incurred in connection with obtaining certain regulatory approvals.  Redpoint will also be eligible to receive milestone payments of up to $2,500,000 upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration. The upfront payment of $1,300,000 is being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement.  During the three and nine months ended September 30, 2008 and 2007, the Company recognized approximately $93,000, $279,000, $93,000 and $186,000, respectively, of revenue attributable to the amortization of the upfront fee and approximately $695,000, $1,965,000, $600,000 and $1,200,000 of revenue from research funding, respectively.

Coca-Cola.     In December 2007, the Company entered into a research agreement (the “Coca-Cola Agreement”) with The Coca-Cola Company (“Coca-Cola”) for the development of certain technology for use in non-alcoholic beverages. Under the terms of the Coca-Cola Agreement, Redpoint will receive up to $900,000 over the initial one year term for research funding. In February 2008, Coca-Cola made a non-refundable payment of $450,000 for the initial six months of the agreement. Coca-Cola will also reimburse the Company for certain related clinical research organization (CRO) costs that the Company incurs. Redpoint is also eligible to receive a milestone payment of $200,000 upon the achievement of specified development events set forth in the Coca-Cola Agreement.  The initial term of the Coca-Cola Agreement is for 12 months, subject to extension upon mutual agreement of the parties.  The Coca-Cola Agreement may be terminated early by the parties upon their mutual agreement.  The initial one year term of the Coca-Cola Agreement is set to expire in December 2008 and based upon our recent discussions with Coca-Cola, it is unlikely that we will reach an agreement with Coca-Cola to extend the one year term.  During the three and nine months ended September 30, 2008, the Company recognized approximately $228,000 and $711,000 of revenue from research funding.

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

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2008. As of September 30, 2008, Redpoint had an accumulated deficit of $40.7 million and anticipates incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.

Through September 30, 2008, our revenue has come solely from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007, we completed the final closing of the private placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the agreement, Redpoint and Givaudan are collaborating exclusively with each other to discover and develop compounds that act primarily through the modulation of the TRPM5 channel. In consideration of our agreement to conduct research and develop compounds and grant exclusive licenses and other rights, Givaudan paid us an upfront technology fee of $1.3 million and agreed to provide research funding to us over the initial 3.5 year term of the agreement of up to $11.6 million. If certain conditions have not been achieved in certain timeframes as set forth in the Givaudan Agreement, then Givaudan may terminate the agreement with us prior to the expiration of the initial 3.5 year term.  Givaudan will also reimburse us for costs we incur in connection with obtaining certain regulatory approvals. Through September 30, 2008, including the upfront fee, we have received $5.7 million in research and development funding. We are also eligible to receive milestone payments of up to $2.5 million upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration.

In December 2007, we entered into a research agreement with Coca-Cola for the development of certain technology for use in non-alcoholic beverages. In consideration of our agreement to conduct research for the development of certain technology and grant exclusive licenses and other rights to Coca-Cola pursuant to the terms and conditions of the agreement, Coca-Cola agreed to pay us $900,000 over the initial one year term.  In connection therewith, in February 2008, Coca-Cola made a non-refundable payment in the amount of $450,000, which shall be applied to the aforementioned costs for the initial six months of the agreement.  Coca-Cola will also reimburse us for certain related CRO costs that we incur.  In addition, Coca-Cola also agreed to pay us a milestone payment of $200,000 upon the achievement of specified development events set forth in the Research Agreement.  The initial term of the agreement is for 12 months, subject to extension upon mutual agreement of the parties.  The agreement may be terminated early by the parties upon their mutual agreement.  The initial one year term of the Coca-Cola Agreement is set to expire in December 2008 and based upon our recent discussions with Coca-Cola, it is unlikely that we will reach an agreement with Coca-Cola to extend the one year term.

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

During the last quarter, we believe our scientists made progress in Redpoint’s discovery program for bitter blockers.  Specifically, improvements in the potency of Redpoint’s bitter blockers, designed to allow the development of more palatable pharmaceutical formulations, have been achieved.  For the first time, double blinded human taste panel studies have shown that Redpoint compounds are able to reduce the bitterness of salicin, a natural bitter compound from willow bark related to aspirin.  Although additional chemical optimization will be required to develop commercially practical bitter blockers, the human test data provides corroboration of the underlying biological hypothesis.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Research and Grant Revenue.  For the three months ended September 30, 2008, we recorded revenue of $1.1 million, which included $0.8 million from our Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. The revenues from Givaudan include $0.1 million attributable to the upfront fee which is being recognized as revenue over the initial 3.5 year term of the agreement and $0.7 million of research funding. The remaining $0.3 million of revenue was primarily from our Coca-Cola Agreement, which began on December 13, 2007, for the development of certain technology for use in non-alcoholic beverages. During the three months ended September 30, 2007, we recorded $0.7 million from our Givaudan Agreement including $0.1 million attributable to the upfront fee and $0.6 million of research funding.

Research and Development Expenses.  Our research and development expenses were $2.4 million for the three months ended September 30, 2008 compared to $1.7 million for the three months ended September 30, 2007.  During the three months ended September 30, 2008, we experienced increased costs associated with our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf and cost related to salaries and related benefits.

General and Administrative Expenses.  Our general and administrative expenses were $1.4 million for the three months ended September 30, 2008 compared to $1.2 million for the three months ended September 30, 2007.  The increase of $0.2 million was related to increases in business development and investor relations activities as well as expenses associated with patent filings.

Interest Income.  Interest income was $0.1 million for the three months ended September 30, 2008 compared to $0.3 million during the three months ended September 30, 2007.

Interest Expense..  Interest expense has not materially changed for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Research and Grant Revenue.  For the nine months ended September 30, 2008, we recorded revenue of $3.0 million, which included $2.2 million from our Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. The revenues from the Givaudan Agreement include $0.3 million attributable to the upfront fee which is being recognized as revenue over the initial 3.5 year term of the agreement and $1.9 million of research funding.  The remaining $0.8 million of revenue was primarily from our Coca-Cola Agreement, which began on December 13, 2007, for the development of certain technology for use in non-alcoholic beverages.  During the nine months ended September 30, 2007, we recorded revenue of $1.4 million from our Givaudan Agreement including $0.2 million attributable to the upfront fee and $1.2 million of research funding.

Research and Development Expenses.  Our research and development expenses were $6.5 million for the nine months ended September 30, 2008 compared to $5.5 million for the nine months ended September 30, 2007.  During the nine months ended September 30, 2007, the Company recorded a $1.6 million non-cash charge in connection with the issuance of approximately 2.0 million shares of our common stock related to anti-dilution protection for Dr. Margolskee, the Company’s founder. Dr. Margolskee’s anti-dilution protection terminated upon completion of the final closing of the Private Placement on April 6, 2007. During the nine months ended September 30, 2008, we experienced increased costs associated with our bitter blocker and taste enhancer research programs as well as amounts paid to third parties to conduct research on our behalf. In particular, our facilities costs increased as a result of our move to our new location in Ewing, New Jersey, effective in May 2007. Our new, state-of-the-art facility in Ewing, New Jersey is enabling us to move ahead with the continued expansion of our research and development operations. In addition, salaries and related benefits and R&D supplies costs increased.

General and Administrative Expenses.  Our general and administrative expenses were $4.6 million for the nine months ended September 30, 2008 compared to $3.2 million for the nine months ended September 30, 2007. The increase of $1.4 million was related to costs associated with Redpoint becoming a public company, such as increases in accounting, legal and investor relations fees, as well as expenses associated with business development and patent filings and our move to our new facility. In addition, during the nine months ended September 30, 2008, we recognized non-cash compensation expense of approximately $0.5 million pursuant to SFAS 123R and $0.1 million during the nine months ended September 30, 2007.

Interest Income.  Interest income has not materially changed for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Interest Expense.  Interest expense for the nine months ended September 30, 2008 decreased approximately $1.6 million from the nine months ended September 30, 2007. In May, June and October 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding. In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock. We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes. During the nine months September 30, 2007, we recognized a non-cash charge to interest expense of $0.3 million for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock. Furthermore, in accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, after considering the allocation of the proceeds to the promissory notes, the Company determined that the promissory notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the promissory notes due to the fact that the original carrying value of promissory notes, after allocation of the proceeds, would be less than the purchase price of the new series of stock paid by investors in the new series. In accordance with EITF No. 98-5, during the nine months ended September 30, 2007, the Contingent BCF of $1.2 million was recognized as additional non-cash interest expense when the promissory notes were converted into shares of common stock.

Liquidity and Capital Resources

At September 30, 2008, we had cash, cash equivalents and marketable securities of $17.4 million and working capital of $14.4 million. Since inception, we have used $27.2 million of cash to fund our operating activities and $3.2 million for capital expenditures. Through September 30, 2008, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $8.9 million, government grants totaling $1.8 million, and capital equipment financing totaling $3.6 million.

In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. As of September 30, 2008, we borrowed approximately $1.5 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.5 million was for general working capital.

On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007 we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million. On March 27, 2007, we entered into the Givaudan Agreement for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Pursuant to the Givaudan Agreement, Givaudan agreed to pay us an upfront technology fee of $1.3 million and provide research funding to us over the initial 3.5 year term of the Givaudan Agreement of up to $11.6 million. On December 13, 2007, we entered into a research agreement with Coca-Cola for the development of certain technology for use in non-alcoholic beverages. Pursuant to the Coca-Cola Agreement, Coca-Cola agreed to provide research funding of $0.9 million over the initial one year term.  We believe that our current capital resources and the funding we expect to continue to receive from Givaudan should be sufficient to meet our operating and capital requirements at least through March 2010.

We expect that substantially all of our cash-flow for the foreseeable future will come from corporate collaborations, license agreements and interest earned on the proceeds from our sales of marketable securities. During 2008, we expect to recognize approximately $3.8 million as revenue, primarily from the Givaudan and Coca-Cola Agreements, which includes $0.4 million of the upfront technology fee that we received from Givaudan and which is being recognized as revenue over the related performance period and $3.4 million pursuant to research funding. We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility.  For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed and as a result, we may need to pursue other strategic alternatives.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of September 30, 2008:

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	Thereafter
Operating leases	$7,040,000	$216,000	$1,690,000	$1,686,000	$3,448,000
Long-term debt	1,828,000	161,000	893,000	774,000	—
License payments	275,000	—	50,000	50,000	175,000
	$9,143,000	$377,000	$2,633,000	$2,510,000	$3,623,000

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  During the first nine months of 2008, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of September 30, 2008.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by approximately $40,000 and $140,000 for the three and nine months ended September 30, 2008, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of September 30, 2008, we had an accumulated deficit of $40.7 million, and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. We believe our current capital resources will satisfy our operating plan through March 2010.  Our future requirements will depend on many factors, including:

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

A key element of our food and beverage strategy is to commercialize our taste enhancers through product discovery and development collaborations with major ingredient suppliers and/or end users, such as the Givaudan Agreement and the Coca-Cola Agreement. Our pharmaceutical strategy includes developing our own taste-improved drug formulations as well as establishing collaborations and licensing agreements with major pharmaceutical, over-the-counter and generic companies. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Each of our collaboration agreements, such as the Givaudan Agreement and the Coca-Cola Agreement, provide each of our collaborators with the ability to terminate its agreement with us prior to the expiration of the term as set forth in the agreements. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. The initial one-year term of the Coca-Cola Agreement is set to expire in December 2008 and based open our recent discussions with Coca-Cola, it is unlikely that we will reach an agreement with Coca-Cola to extend the one year term. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

In addition, our success depends on the performance of our collaborators of their responsibilities under these arrangements. Some potential collaborators may not perform their obligations in a timely fashion or in a manner satisfactory to us. Because such agreements may be exclusive, we may not be able to enter into a collaboration agreement with any other company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations or maintain our existing arrangements, our ability to sustain or expand our business will be significantly diminished.

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

If our pharmaceutical product candidates, including any product candidates we may develop under our early stage diabetes program, do not successfully complete the clinical trial process, we will not be able to market them. Even successful clinical trials may not result in a marketable product and may not be entirely indicative of a product’s safety or efficacy.

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

•                  obtain patent protection for our pharmaceutical formulations including those created using our taste enhancers as well as our diabetes and obesity therapeutic compounds;

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

An economic downturn and adverse economic conditions may harm our business.

The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. Our revenues are contingent upon the expenditures of the pharmaceutical, biotech, and food and beverage industries, and as these industries cut costs in response to the economic downturn, our revenues will be similarly decreased.  Furthermore, while our revenues may decrease, our costs may remain fixed, resulting in decreased earnings.

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

Based on the aggregate number of shares of our common stock that are outstanding as of September 30, 2008, our officers and directors beneficially own approximately 17.7% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 6.                                                     EXHIBITS

Exhibit No.

10.1	Loan and Security Agreement, dated September 25, 2008, by and between Redpoint Bio Corporation and CIT Healthcare LLC (filed herewith).

31.1	Certification of principal executive officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal accounting and financial officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDPOINT BIO CORPORATION

November 7, 2008	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2008	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Loan and Security Agreement, dated September 25, 2008, by and between Redpoint Bio Corporation and CIT Healthcare LLC (filed herewith).

31.1	Certification of principal executive officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal accounting and financial officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).