Form 10-K
period 2008-12-31
Redpoint Bio CORP
filed 2009-03-26
CIK 1328003

Use these links to rapidly review the document

REDPOINT BIO CORPORATION (A Development-Stage Enterprise) Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Title of Class
Common Stock, $.0001 par value per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant on June 30, 2008, based on $0.65 per share, the last reported sale price on the OTC Bulletin Board on that date, was approximately $39,744,602.

         The number of shares of common stock, $0.0001 par value, of the registrant outstanding as of March 20, 2009 was 79,495,870 shares.

         DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

ITEM 1.    BUSINESS

Overview

        Redpoint Bio is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food, beverage and pharmaceutical industries. Our food and beverage program is focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting, less costly, and more healthful foods and beverages. We believe that our unique understanding of the biology of taste and its relationship to metabolic processes, satiety, and diabetes impact both the development of healthier foods and, potentially, new approaches to the treatment of diabetes and obesity. In addition, we have a program aimed at suppressing the bitterness of oral medicines, enabling the development of novel formulations with improved acceptance and compliance across a broad range of dosage forms and therapeutic applications. Our research in diabetes and obesity stems from the observation that taste signaling in the gut is involved in important hormone secretion processes enabling us to leverage our research on lingual taste modulation to important therapeutic applications. We currently own or have exclusive licenses to 11 issued U.S. patents and 15 issued foreign patents. In addition, we have over 70 U.S. and foreign patent applications pending. We have not yet developed any products that are commercially available.

        Our research and development efforts, both partnered and unpartnered, involve technology development and discovery programs aimed at the identification of novel compounds for taste modification. We are working to identify a compound(s) that can be used to enhance the taste of both sweet and savory flavors in a wide variety of food and beverage applications. To leverage our technology in the food and beverage markets, we have entered into a research and development agreement with Givaudan, the world's leading company in the flavors and fragrances industry. Additionally, we are working to identify a compound(s) that could act as a universal bitter taste blocker and we are seeking collaborative formulation development programs with major pharmaceutical companies who are seeking to extend the patent life or enhance the performance of their products. We have identified several categories of products where patient acceptability or the potential for novel formulation options are currently limited due to the intense bitter or other aversive taste of the active pharmaceutical ingredient. We plan to incorporate the proprietary bitter taste, or aversive taste, blockers found through our discovery programs with drugs of proven safety and efficacy to create novel, valued-added formulations.

        We intend to design our taste modifiers to be safe and effective in minute quantities, and to be able to incorporate them into food and pharmaceutical products through the GRAS determination/notification process. Although the GRAS (Generally Recognized as Safe) process involves extensive testing to insure safety in use, the overall time required (estimated to be 12-18 months) and development costs incurred (estimated to be $1-2 million per compound) are modest compared to the size of the accessible markets. Moreover, a single GRAS-determined taste enhancer can potentially be used in a wide range of food applications. In addition, a GRAS determination is heavily relied upon by the U.S. Food and Drug Administration (FDA) to evaluate the safety and inclusion of flavor modifiers into pharmaceutical products. A single aversive taste blocker can potentially be used to create a multitude of new drug formulations that in many cases may be patentable in their own right. Drug formulations where our taste modifiers are classified as flavorings can depend upon the GRAS process for marketing approval. Novel drug formulations incorporating our taste modifiers that are used to help modify the delivery of drugs will require FDA approval through the FDA 505(b)(2) approval process.

        We believe there may be additional potential applications for our technology including discovering novel compounds for therapeutic applications. For example, a growing body of scientific research suggests that the taste pathways that we have been investigating are also found as part of a nutrient-sensing system located in the gastrointestinal tract. This could lead to potential opportunities for the discovery of new diabetes or obesity therapeutics. We have recently initiated a program designed to leverage the research we have already conducted on taste modulators to further explore this opportunity. New therapeutic drug products will require FDA approval through the New Drug Application (FDA 505(b)(1) or NDA) process.

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

Novel Pharmaceutical Formulations

        We are also focusing on identifying bitter blocking compounds for incorporation into novel drug formulations that could offer significant advantages over existing products in terms of improved patient acceptability and compliance, as well as potential efficacy and safety benefits. We initiated our TRPm5 bitter blocker discovery program in 2004. Since then we have discovered and applied for patents on prototype lead series developed in model taste cell systems. In taste model systems, our prototype compounds are able to block the signal generated through the TRPm5 channel at concentrations of less than one part per million. During 2008, we believe our scientists made progress in Redpoint's discovery program for bitter blockers. Specifically, improvements in the potency of Redpoint's bitter blockers, designed to allow the development of more palatable pharmaceutical formulations, have been achieved. For the first time, double blinded human taste panel studies have shown that Redpoint compounds are able to reduce the bitterness of salicin, a natural bitter compound from willow bark related to aspirin. Although additional chemical optimization will be required to develop commercially practical bitter blockers, the human test data provides corroboration of the underlying biological hypothesis.

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

        We have identified a number of product opportunities, which include new liquid formulations of prescription and over-the-counter, or OTC, pharmaceutical products with improved taste that may offer better patient acceptability and compliance, and innovative products that generally could offer a new drug delivery route through absorption in the mouth. We plan to develop and market these formulations in partnership with major pharmaceutical companies. Specifically, we plan to collaborate with major pharmaceutical and OTC companies to create new formulations, life cycle products or line extensions of patented, off-patent, prescription or OTC products in exchange for R&D support, licensing fees/milestones and/or product royalties. We also plan to collaborate with pharmaceutical companies to address taste issues associated with new drugs in development.

Novel Treatment Modality for Obesity and Diabetes

        Our initial programs have focused on modulation of the TRPm5 ion channel, a key signaling element in taste sensation, in order to discover novel compounds that modulate the taste of food, beverage, and pharmaceutical products. We also believe that the TRPm5 ion channel may be an attractive target for the identification and development of a new diabetes or obesity therapeutic compound. Recent scientific research, including research conducted by members of our Scientific Advisory Board, suggest that in addition to taste cells on the tongue, TRPm5 is expressed as part of a nutrient-sensing signal transduction chain in the gastrointestinal tract and potentially also in the pancreas. We recently initiated a program designed to leverage the research we have already conducted on the discovery of modulators of the TRPm5 ion channel to further explore potential opportunities for the discovery of new diabetes or obesity therapeutics.

        TRPm5 modulators discovered at Redpoint have been shown to elicit hormones known to play important roles in metabolism in relevant model systems. We believe this discovery may serve as the foundation for a new method of action in the treatment of obesity and diabetes. In particular, we recognize the possibility to develop drugs that act in the gastrointestinal tract without the need to be absorbed into the bloodstream, potentially offering safety advantages relative to systemically bioavailable drugs in current use. We are seeking collaborations with major pharmaceutical companies for the further development and optimization of our TRPm5 modulators for therapeutic applications in diabetes and obesity.

Additional Applications of Taste Technology

        In addition to the TRPm5 ion channel our technology base encompasses additional approaches to mitigating aversive taste sensations in food products or pharmaceutical formulations, as well as potential mechanisms for discovering compounds that treat specific diseases.

        One application of our technology is in the development of low-sodium salt solutions. Towards this end, we developed Betrasalt™, a proprietary formulation of FEMA GRAS materials and potassium chloride (KCl). Potassium chloride is a well-known substitute for sodium chloride (NaCl or common table salt), but is characterized by an accompanying bitter and metallic taste. Our Betrasalt formulation mitigates the bitter and metallic taste of potassium chloride yet retains the cooking functionality and preservative qualities of common table salt (sodium chloride). We own or have exclusive licenses to issued and pending patents related to Betrasalt, and we are actively seeking potential partners interested in commercializing this technology.

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

        At the same time, it is increasingly recognized that excess consumption of sugar and salt, the predominant flavoring ingredients in most processed foods and beverages, are major contributors to disease. Both government and consumer groups have become increasingly alarmed at the increase in the rate of obesity in the population, and its related negative health consequences. The Center for Disease Control reports in its 2003-2006 National Health and Nutrition Examination Survey that there are more than 145 million overweight and obese adults and more than 23 million overweight and obese children and adolescents in the United States. This epidemic crosses gender, geography, socioeconomic status and race lines, although Hispanics, African Americans and Native Americans are disproportionately affected. Moreover, this phenomenon can be linked to certain chronic diseases including type-2 diabetes, high blood pressure, cardiovascular disease and certain cancers. This provides additional impetus for the development of products that can deliver the taste impact of sugar, monosodium glutamate, or MSG, and salt without the harmful effects of excess dietary calories or sodium.

Sugar Reduction

        Nutritive sweeteners such as cane sugar, beet sugar, and HFS are among the most commonly used food ingredients. According to Packaged Facts, the U.S. total sweetener market was approximately $3.08 billion in 2007. The United States Department of Agriculture shows that the U.S. consumption of sweeteners, natural and nutritive, represents approximately 6% of the market, making the global sweetener market about $51.4 billion in 2007. In some of the largest food categories such as carbonated soft drinks and confectionary products, sugar or HFS are the major ingredients and contributors to product cost of goods. The worldwide rise in consumption of sweet foods and beverages has been linked to many health problems, particularly obesity and diabetes.

        Artificial sweeteners provide one means to reduce caloric intake and cost, particularly in sweetened beverages like soft drinks, confectionary products, and dessert foods. A report published by Global Industry Analysts shows the worldwide artificial sweetener market at $3.5 billion and is likely to be stimulated by a worldwide effort to combat obesity. Although there are several artificial sweeteners on the market, there is a continued desire to develop new products that can preserve the clean sweet taste and temporal profile of nutritive sweeteners (e.g. sugar and HFS) while also reducing the caloric content.

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

        Our unique approach is to develop a GRAS-approvable "sweetness enhancer" that acts to amplify the sweet signal downstream of the sweet GPCR receptor. This is a new approach to reducing the caloric content of sweetened food products, since virtually all of the currently marketed artificial sweeteners (e.g. sucralose, aspartame, saccharin) act by binding to the sweet GPCR receptor. Our sweetness enhancers are designed to have no taste of their own, and to be used in very small amounts in concert with nutritive sweeteners. They act by amplifying the sweetness intensity thereby reducing the amount of nutritive sweetener required while retaining all of their desirable temporal characteristics and "clean taste".

Savory Enhancement & Salt Reduction

        The most commonly used savory enhancers in current use are MSG (monosodium glutamate), IMP (inosine monophosphate) and GMP (guanosine monophosphate). These are "nature identical" natural products that are generally made through a combination of fermentation and partial chemical synthesis. IMP and GMP are relatively high-cost food ingredients, and MSG has been identified with the development of symptoms such as headache and flushing.

        Common salt (sodium chloride) is a very low cost ingredient that is used in relatively large quantities in many processed and snack food products. Consumers in the United States typically consume over 4,000 mgs of sodium per day, derived primarily from common salt added to food during processing or as a condiment. This level is well above the maximum consumption level of 2,300 mgs per day as recommended by The Dietary Guidelines for Americans, 2005 published by the Department of Health and Human Services (DHHS) and the Department of Agriculture (USDA). Excess dietary salt is thought to be a significant contributor to hypertension and associated cardiovascular disease that are linked to high morbidity and increased healthcare costs.

        The markets for foods that incorporate large quantities of salt and savory flavors are large and highly diverse, totaling over $1.9 trillion worldwide (Campbell's Soup Report 2007). Some of the largest segments include soups (valued at $3.9 billion in the United States in 2006), and savory snacks ($61.2 billion worldwide in 2007) (Campbell's Soup Report 2007 and Datamonitor 2008). These markets are under increased pressure from consumer groups and government regulatory agencies that are attempting to contain the increasing medical costs of an expanding aged population through a healthier diet.

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

        Oral, Rapid Acting Formulations.    Another major class of products potentially benefiting from the availability of taste improved formulations include rapid acting formulations where the API is intended to be delivered through absorption in the mouth. The onset of efficacy of many drugs such as migraine medicines, painkillers, anti-nausea, sedatives and antacids could be enhanced through formulations that entered the blood stream directly via absorption in the mouth. Such formulations include orally disintegrating tablets and films, buccal strips, chewing gums and sublingual lozenges. However, owing to their bitter taste, many of these drugs are now formulated as pills that dissolve in the stomach, leading to a much slower onset of action. Orally disintegrating tablets (ODTs) in particular have gained attention in recent years as a preferred alternative to conventional orals tablet and capsule dosage forms, with more than a dozen companies offering platform technologies or products. Marketed products using this dosage form recently topped $1.2 billion in US sales alone (source: Valeo Partners 2007). ODTs offer potential advantages from both a clinical (compliance, ease of swallowing, avoid first-pass metabolism, unit dose stability, faster onset) and marketing (product differentiation, line extension, marketing exclusivity, new patent protection) standpoint. However, the broader use of ODTs has been significantly limited by the inability of existing taste-masking technologies to block the bitter taste of many API's (source: Pharmaceutical Technology Asia). We believe that a successful bitter blocker program could facilitate broader application of ODT and other oral technologies, offering the potential for both partnership and internally developed product opportunities.

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

  •
  Antivirals:  Many HIV patients take massive quantities of bitter-tasting drugs in the form of large pills to control their disease. Liquid formulations of these drugs that would be easier to take and more palatable could lead to much better compliance. Also, currently this is an unmet need for children who have HIV. In the case of HIV and other antivirals and anti-infectives, taking less than the complete dose results in the emergence of resistant strains, ultimately making the disease much harder to treat. Sales in this market segment were $19 billion in 2008, expected to grow to $25 billion in 2013 (Evaluate Pharma).

  •
  Antacids:  Many antacids like cimetidine and ranitidine could give more convenient relief if they were formulated as a rapid dissolve formulation or lozenge. The bitter taste of these compounds currently limits these applications. Global sales in the overall gastrointestinal disorders market were over $28 billion in 2008, expected to grow to $25 billion in 2013 (Evaluate Pharma).

  •
  Pain Medications:  Many painkillers, including migraine medications, opiates and non-steroidal anti-inflammatory drugs, or NSAIDS, are bitter and could benefit from improved formulations delivered via the oral mucosa that would be more rapidly acting and also, for NSAIDS, would avoid irritation of the gastric mucosa. Global sales in this market segment reached $36 billion in 2008, expected to grow to $39 billion in 2013 (Evaluate Pharma).

  •
  Oral Health Care Products:  Mouthwashes, toothpaste and other oral healthcare products frequently contain aversive compounds that limit their acceptability and efficacy. The U.S. retail oral care market was valued at over $7.5 billion in 2007, expected to grow to $8.9 billion in 2012 (Mindbranch 2007 Report).

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

Therapeutic Applications for Diabetes

        Diabetes mellitus is a chronic metabolic disorder characterized by the body's inability to produce or properly use insulin. Insulin is a hormone that is needed to convert sugar, starches and other food into energy stores needed for daily life. Nearly 90% of diabetics have Type 2 (non-insulin dependent) diabetes, which is often associated with obesity, and about 10% have Type 1 (insulin dependent) diabetes. It is one of the most prevalent chronic diseases, afflicting 8% of the US population, and is a growing global health problem, particularly in industrialized countries. Diabetes and its complications impose significant economic consequences on individuals, families, health systems and countries. The World Health Organization (WHO) estimated that in 2008, more than 200 million people worldwide have diabetes. This number is likely to more than double by 2030. The total annual economic cost of diabetes in 2008 was estimated to be $175 billion in the U.S. and more than $350 billion worldwide. The global diabetes prescription market was more than $21 billion in 2008, and is expected to grow to more than $34 billion in 2012. The key market segments for diabetes treatments include injectables such as insulin and GLP-1 receptor agonists, and several classes of oral anti-diabetics (OADs), which include sulfonylureas, DPP-IV inhibitors, PPAR agonists, and biguanides.

        In 2007, the leading products for treatment of diabetes, Actos® (Takeda Pharmaceutical Company Limited) and Avandia® (GlaxoSmithKline), recorded over $5 billion in annual sales, collectively. The most recent treatment advances for diabetes include Byetta®, a GLP-1 receptor agonist launched by Eli

Lilly and Company/Amylin Pharmaceuticals in 2006 and Januvia™, a DPP-IV inhibitor launched by Merck & Co., Inc. Collectively, these new products reported 2007 sales in excess of $1 billion. Despite the range of current treatment options, diabetes remains a poorly managed disease, causing serious ancillary pathologies (e.g. neuropathy, nephropathy, retinopathy). We believe that TRPm5 modulators may represent a new class of therapeutics with a novel mode of action, useful in addressing this unmet medical need.

Competition and Competing Technologies

        We believe our taste technology approach is applicable to a wide range of food, beverage and pharmaceutical products representing many and diverse competitive companies and approaches. The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our taste enhancers or aversive taste blockers and technologies, as well as our pharmaceutical products, becoming obsolete.

        We face substantial competition from companies pursuing the commercialization of products and services relevant to taste using various methods for the discovery of taste enhancers and aversive taste blockers. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise and Firmenich. Senomyx is principally focused in the area of taste enhancement for food products and uses a high throughput screening technology and synthetic chemistry to discover novel flavor enhancers, which it licenses to end users in the food industry. Senomyx was initially focused on sweetness and savory flavor enhancers, but is now also developing programs to discover bitter blockers for food and pharmaceutical products. During the last 2 years, Senomyx has announced success at developing sweetener enhancers for both sucrose and sucralose, although these have not yet reached the marketplace. Nutrinova, a German ingredients company, is also developing a biotechnology approach to finding novel taste enhancers in collaboration with the German Biotechnology Research and Information Network. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products.

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

        We also face substantial competition with respect to our diabetes program. Type 2 diabetes is a disease characterized by persistent hyperglycemia due to the body's inability to produce enough or respond to insulin, a hormone regulating the absorption of sugar. Most treatments, outside of insulin replacement, focus on correcting high blood sugar by either stimulating the pancreas to produce more insulin, enhancing tissue sensitivity to insulin, or by inhibiting the production and release of glucose from the liver. There are many drugs currently available for treating diabetes and metabolic disease, either alone or in combination with other drugs. However, many patients are still inadequately treated with poorly controlled blood sugar levels, and the unmet medical need remains a concern.

        There are several classes of anti-diabetic treatments, either orally available or injectable, including insulin, GLP-1 receptor agonists, sulfonylureas, DPP-IV inhibitors, PPAR agonists, and biguanides. Many of these drugs exhibit not only limited efficacy, but are also associated with less than desired tolerability and significant mechanism-based side effects. Several new classes of anti-diabetic treatments have recently been developed, including incretin mimetics such as Exendin-4, a GLP-1 mimetic, which enhance glucose-dependent insulin secretion by the pancreatic beta-cell and slows gastric emptying, and DPP-IV inhibitors which work by preventing the inactivation of endogenous GLP-1. Additionally, new mechanisms such as GPR119 receptor agonists are being developed as glucose-dependent insulin and GLP-1 secretagogues expected to lower postprandial glucose and reduce weight gain.

        If successful, our core diabetes program will face competition. The major competitors to TPRM5 modulators would likely include several new classes of anti-diabetic treatments, including the incretin mimetic Byetta® (marketed by Eli Lilly and Company and Amylin Pharmaceuticals), DPP-IV inhibitors (including Januvia™ marketed by Merck & Co., Inc.), and GPR119 receptor agonists, currently in development by Metabolex, Inc., OSI Pharmaceuticals, GlaxoSmithKline, and Arena Pharmaceuticals, Inc./Johnson & Johnson.

        Although there are several options for treating diabetes currently on the market with new drugs in development, we believe that because of the failure of current therapies to adequately manage the disease, the diabetes market is receptive to new treatment options. We believe our TRPm5 modulators represent a first-in-class mechanism for the treatment of diabetes that could be used in combination with current and/or emerging drugs, and have the potential to experience rapid clinical acceptance.

        Many of the abovementioned companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities than us.

        We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of taste enhancers and aversive taste blockers and new pharmaceutical products. We cannot guarantee that products developed as a result of our competitors' existing or future collaborations will not compete with our taste enhancers and aversive taste blockers and new pharmaceutical formulations.

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

        Our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering taste enhancers and aversive taste blockers and pharmaceutical products that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do.

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

Regulatory Process

Regulatory Approval for New Food Flavors and Flavor Modifiers

        We intend to utilize the GRAS determination process to market our taste enhancers and pharmaceutical bitter blockers. In the United States, novel flavoring compounds, flavor enhancers and taste modulators intended for use in foods or pharmaceutical products are regulated under provisions of the Federal Food, Drug, and Cosmetic Act administered by the FDA. In situations where compounds to be introduced as flavorings into foods or pharmaceutical products are to be administered at low levels and in defined quantities, safety review can first be obtained through the GRAS process, which can involve FEMA (Flavor and Extracts Manufacturers Association), other independent panels of experts, and/or FDA. Redpoint Bio joined FEMA as a participating member in May 2005 and has experience with the GRAS determination process.

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

Regulatory Approval for Taste-Modified Pharmaceutical Formulations

        Our strategy for the development of novel drug formulations is to incorporate our taste enhancers and aversive taste blockers into OTC and proprietary formulations of medicines that potentially offer improved acceptability and compliance, improved efficacy, and may also potentially offer potential for use in broader patient populations or indications. Our GRAS-approved bitter blockers may be used in many taste-modified pharmaceutical formulations such as OTC cough-cold products, some pediatric liquid formulations, etc., where they are added as flavors, without requiring additional FDA approval. Where our bitter blockers are added to produce a novel formulation that differs from an existing formulation in dosage or method of delivery, we will also require additional FDA regulatory approval.

        We intend to seek approval for our novel pharmaceutical formulations through the FDA 505(b)(2) approval process. In the 505(b)(2) process an applicant submits full reports of investigations of safety and effectiveness, but at least some portion of the information submitted for approval comes from sources other than studies performed by the applicant. Drugs that may be approved via the 505(b)(2) process include drugs that have the same active ingredients as previously approved products, but now are formulated in a different delivery mechanism or other new dosage forms, or with different indications. The basis for the 505(b)(2) application is the prior availability of substantial safety and efficacy about the active ingredient.

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

Regulatory Approval for New Therapeutics

        Any products we may develop as new therapeutics (e.g. the use of taste modulators as drugs to treat diabetes or obesity) are subject to stringent government regulation in the United States by the FDA and, in many instances, by corresponding foreign and state regulatory agencies. The European Union, or EU, has vested centralized authority in the European Medicines Evaluation Agency and Committee on Proprietary Medicinal Products to standardize review and approval across EU member nations.

        These regulatory agencies enforce comprehensive statutes, regulations, and guidelines governing the drug development process. This process involves several steps. Initially, the company must generate preclinical data to show safety before human testing may be initiated. In the United States, the drug company must submit an IND to the FDA prior to securing authorization for human testing. The IND must contain adequate data on product candidate chemistry, toxicology and metabolism and, where appropriate, animal research testing to support initial safety.

        A CTA is the European equivalent of the U.S. IND. CTA requirements are issued by the Medicines and Healthcare Products Regulatory Agency, the United Kingdom's health authority and were enacted through the U.K. Medicines for Human Use (Clinical Trials) Regulations 2004, which implemented the EU Clinical Trials Directive in the United Kingdom.

        Any of our product candidates will require regulatory approval and compliance with regulations made by U.S. and foreign government agencies prior to commercialization in such countries. The process of obtaining FDA or foreign regulatory agency approval has historically been extremely costly and time consuming. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of biologics and new drugs.

        The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:

  •
  preclinical tests in animals that demonstrate a reasonable likelihood of safety and effectiveness in human patients;

  •
  submission to the FDA of an IND, which must become effective before clinical trials in humans can commence. If Phase I clinical trials are to be conducted initially outside the United States, a different regulatory filing is required, depending on the location of the study;

  •
  adequate and well controlled human clinical trials to establish the safety and efficacy of the drug or biologic in the intended disease indication;

  •
  for drugs, submission of a New Drug Application, or NDA with the FDA; and

  •
  FDA approval of the NDA before any commercial sale or shipment of the drug.

        Preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to permit clinical trials to begin. Once clinical trials are initiated, they generally take five to seven years, or longer, to complete. After completion of clinical trials of a new drug or biologic product, FDA approval of the NDA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA for filing and, even if filed, that the FDA will grant approval. In the past, the FDA's approval of an NDA has taken, on average, one to two years, but in some instances may take substantially longer. If questions regarding safety or efficacy arise, additional studies may be required, followed by a resubmission of the NDA. Review and approval of an NDA can take up to several years.

        In addition to obtaining FDA approval for each product, each drug manufacturing facility must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state, and local agencies, and must comply with GMP requirements.

        We must also obtain regulatory approval in other countries in which we intend to market any drug. The requirements governing conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. FDA approval does not ensure regulatory approval in other countries. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of the drug must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves a drug product, it may not approve satisfactory prices for the product.

        In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future federal, state, or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials currently comply in all material respects with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our available resources.

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

Intellectual Property

        We currently own or have exclusive licenses to 11 issued U.S. patents and 15 issued foreign patents. Also, we have over 70 U.S. and foreign patent applications pending. In addition, we have assembled significant expertise and know how in the biology, molecular biology, cell biology and chemistry of taste and taste modifiers. Redpoint Bio's founding intellectual property portfolio was developed in the laboratory of Robert Margolskee, M.D., Ph.D., and licensed from the Mount Sinai School of Medicine. Dr. Margolskee is our scientific founder, Chairman of our Scientific Advisory Board, and Professor of Neuroscience and Pharmacology at the Mount Sinai School of Medicine. In-licensed technology from Dr. Margolskee's laboratory includes patents and applications for methods and compositions for discovering bitter blockers and blocking bitterness in foods and pharmaceuticals. In addition to intellectual property in-licensed from Mount Sinai, scientists at Redpoint Bio have extended the portfolio with several new patent applications. These include:

  •
  New assays and assay technology for bitter blocking and taste enhancement in food and pharmaceutical products.

  •
  New methods and compositions for blocking bitterness.

  •
  New methods and compositions for enhancing sweet and savory/umami flavors.

  •
  New methods and apparatus for operant models of taste selection using in vivo models.

  •
  New methods and compositions for enhancing insulin release, GLP-1 release, and insulin sensitivity, and for treating diabetes, insulin resistance syndrome, hyperglycemia and obesity.

        Our primary intellectual property strategy is to obtain composition-of-matter patents on new tastant compounds that can be approved through the GRAS regulatory or FDA drug approval processes. We have already filed patent applications on lead series for both a universal bitter blocker and a sweetness enhancer, where we have developed compounds that are both potent and specific in in vitro model systems of taste perception.

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

        Members of our scientific and management team have been named as inventors on over 100 issued U.S. patents, covering various areas of drug discovery, and have a strong track record of successful management of intellectual property covering both technology tools, new compositions of matter with pharmaceutical utility, and uses thereof.

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

  Givaudan

        In March 2007, we entered into a Joint Research and Development and License Agreement, which we refer to as the Givaudan Agreement, with Givaudan Schweiz AG, a Swiss company, referred to herein as Givaudan, for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the agreement, Redpoint and Givaudan are collaborating exclusively with each other to discover and develop compounds that act primarily through the modulation of the TRPm5 channel. In consideration of our agreement to conduct research and develop compounds and grant exclusive licenses and other rights, Givaudan paid us an upfront technology fee in the amount of $1.3 million and agreed to provide research funding to us over the initial 3.5 year term of the agreement of up to $11.6 million. Givaudan will also reimburse us for costs we incur in connection with obtaining certain regulatory approvals. Through December 31, 2008, including the upfront fee, we have received $5.7 million in research and development funding. We are also eligible to receive milestone payments of up to $2.5 million upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration.

  The Coca-Cola Company

        In December 2007, we entered into a one year research agreement with The Coca-Cola Company, referred to herein as Coca-Cola, for the development of certain technology for use in soft drinks and other non-alcoholic beverages. In consideration of our agreement to conduct research for the development of certain technology and grant exclusive licenses and other rights, Coca-Cola paid us approximately $900,000. The agreement expired by its terms in December of 2008.

Potential Pharmaceutical Partnerships

        We plan to form partnerships with pharmaceutical companies to develop and market liquid and innovative pharmaceutical formulations in exchange for technology access fees, research funding, product development milestones and product royalties. We have identified a broad selection of potential products for development, including both liquid formulations and innovative formulations that we believe would be attractive licensing candidates. In general, our strategy involves the development of a prototype formulation demonstrating the effectiveness of our technology by combining the target API with our GRAS-approved bitter or other aversive taste blocker. Some products could incorporate third-party APIs that could constitute line extensions to be marketed to the API patent holder. Additional prototype products could be developed with either soon-to-be or patent-expired APIs. These products could either be licensed to the original patent holder to create a line extension, or to a generics company wishing to market a differentiated or branded generic product. In November 2008, we announced that we had signed an agreement to collaborate with Schering-Plough Corporation in the area of taste science research for pharmaceutical applications. This expanded feasibility agreement builds upon the successful completion of a previous research study between the parties.

        We are also seeking collaborations with major pharmaceutical companies for the further development and optimization of our TRPm5 modulators for therapeutic applications in diabetes and obesity.

        We may also form long-term strategic partnerships with food flavor companies or major pharmaceutical and biotechnology companies to support product commercialization activities, clinical trials, product manufacturing, marketing, or distribution.

Employees

        As of December 31, 2008, we employed 36 persons on a full-time basis, of whom 29 were in research and development departments, and 7 of whom were engaged in finance, business development and administration. Of these employees, 14 hold M.D., Ph.D. or other advanced degrees. We also retain outside consultants. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business.

        On February 2, 2009, we announced a corporate restructuring which reduced our workforce by approximately 31%. Thus, as of March 1, 2009, we employed 25 persons on a full-time basis, of whom 19 were in research and development departments, and 6 of whom were engaged in finance, business development and administration.

Our Executive Officers

        The following table identifies our current executive officers and directors:

Name	Age	Capacities in Which Served	In Current Position Since
F. Raymond Salemme, Ph.D.(1)	63	President, Chief Executive Officer and Director	2007
Scott M. Horvitz(2)	50	Chief Financial Officer, Treasurer and Secretary	2007
Joseph Mollica, Ph.D.(3)	68	Chairman of the Board	2007
Robert Chefitz(4)	49	Director	2007
Leif Kjaergaard, Ph.D.(5)	62	Director	2007
Allen Bloom, Ph.D.(6)	65	Director	2007
Irwin Scher, M.D.(7)	69	Director	2007
Richard P. Shanley, CPA(8)	61	Director	2007

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

(2)
Scott M. Horvitz became Robcor's Chief Financial Officer, Treasurer and Secretary on March 12, 2007. Mr. Horvitz has been Original Redpoint's Chief Financial Officer, Corporate Secretary and Treasurer since July 2004. Mr. Horvitz has approximately 25 years of experience in accounting and financial management of biotechnology companies, including the management of initial public offerings with his two previous companies. Prior to becoming Chief Financial Officer of Original Redpoint, Mr. Horvitz was a consultant to Original Redpoint from August 2003 to June 2004. Previously, Mr. Horvitz co-founded 3-Dimensional Pharmaceuticals, Inc. where he worked from September 1993 until its acquisition by Johnson & Johnson in July 2003, most recently serving as its Chief Financial Officer and Corporate Secretary and Treasurer. Prior to 3DP, Mr. Horvitz was the Executive Director of Finance and Human Resources with Magainin Pharmaceuticals (now called Genaera Corporation). Mr. Horvitz holds a B.S. in Accounting from the University at Albany and is a Certified Public Accountant. Mr. Horvitz served on the Board of Directors of Protez Pharmaceuticals, Inc. and was the Chairman of its Audit Committee from 2004 until its acquisition by Novartis in 2008.

(3)
Joseph Mollica, Ph.D. was appointed director, effective as of December 19, 2007. Dr. Mollica served as Chairman of the Board of Directors of Pharmacopeia Drug Discovery, Inc. from April 2004 until December 2008 and as a member of the Board of Directors of Pharmacopeia from April 2002 until December 2008. Dr. Mollica also served as the President and Chief Executive Officer of Pharmacopeia from April 2002 to August 2004 and Chairman of the Board of Directors and Chief Executive Officer of Accelrys, Inc., the former parent of Pharmacopeia, from February 1994 to April 2004. From 1987 to December 1993, Dr. Mollica was employed initially by E.I.du Pont de Nemours and Company and then by The DuPont Merck Pharmaceutical Company, most recently as President and Chief Executive Officer. From 1966 to 1986, he served in a variety of positions of increasing responsibility with Ciba-Geigy Corporation, rising to Senior Vice President of Ciba-Geigy's Pharmaceutical Division. Dr. Mollica is also a Director of Neurocrine BioSciences, Inc. and Celator Pharmaceuticals. In 1999, Dr. Mollica was inducted into the New Jersey High-Tech Hall of Fame in the high-tech business category. He holds Masters of Science and Ph.D. degrees in Pharmaceutical and Physical Chemistry from the University of Wisconsin and a B.S. degree and ScD, h.c. from The University of Rhode Island.

(4)
Robert Chefitz has been a General Partner of NJTC Venture Fund, SBIC, L.P., a private venture capital firm based in New Jersey that is a lead investor in seed and early stage companies in the region since April 2002. Prior to joining the NJTC Venture Fund, from February 1987 to October 2001, Mr. Chefitz was a partner at Apax Partners based in New York. Prior to Apax Partners, Mr. Chefitz was employed as an investment professional with Golder Thoma Cressey in Chicago. Mr. Chefitz is a past president of the New York Venture Association. Mr. Chefitz holds a B.A. in History from Northwestern University and a M.B.A. from Columbia University. In addition to Redpoint, Mr. Chefitz serves as a director on the boards at Hycrete Technologies, LLC, Achieve 3000, Point Blank Solutions, Inc., Westec InterActive, Alarm.com, The Ladders.com, and RightAnswers, Inc. Mr. Chefitz has been a director of Original Redpoint since 2003.

(5)
Leif Kjaergaard, Ph.D., is currently the President of Leif and Food Science, a consulting firm to the food industry. Prior to that he was the Chief Technology Officer and a member of the executive committee at Danisco A/S, an international food ingredients and biotechnology company based in Denmark from 2006 to 2008. Dr. Kjaergaard was responsible for new technology ventures and business development throughout Danisco. From 2002 to 2006, Dr. Kjaergaard was Senior Vice President of Danisco, and, from 1993 to 2002, he served as Executive Vice President and Department President of Danisco Cultor (formerly Danisco Ingredients). Dr. Kjaergaard has a M.Sc. in Chemical Engineering and a Ph.D. in Biotechnology from the Technical University of Denmark. Dr. Kjaergaard is a member of the European Research Advisory Board, President elect of the Board of European Industrial Research Managers Association, and a member of the Advisory Council on Research Policy in Denmark. He also serves as deputy chairman of the independent company BHJ in Denmark, is a member of the board of the Danish Investment Fund (Dansk Innovationsinvestering), and a board member of Direvo Biotech (Germany). Dr. Kjaergaard has been a director of Original Redpoint since 2006.

(6)
Allen Bloom, Ph.D. was appointed as a director on September 12, 2007. From 1994 until 2003, Dr. Bloom, a patent attorney, was a partner at the law firm of Dechert LLP, where he served as Co-Chair of the Intellectual Property Group and headed a patent practice group focusing on biotechnology, pharmaceuticals and medical devices. From 1985 until mid-1994, Dr. Bloom was Vice President, General Counsel and Secretary of The Liposome Company, Inc., where he managed patent, regulatory and licensing activities. Before that, Dr. Bloom served as Patent Attorney and Patent Counsel for Pfizer, Inc. and RCA Corporation, respectively. Dr. Bloom currently serves on the Board of the biopharmaceutical company Unigene Laboratories, Inc. He earned his Ph.D. in organic chemistry from Iowa State University, a J.D. degree from New York Law School and a B.S. in Chemistry from Brooklyn College.

(7)
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

(8)
Richard P. Shanley, CPA was appointed as a director on September 12, 2007. Mr. Shanley, a Certified Public Accountant in New York, retired from public accounting at the end of 2006, having completed a 31 year career at Deloitte & Touche LLP and Eisner LLP, with a combined total of 25 years as a Partner at the two firms. During his career, Mr. Shanley served as lead audit partner on numerous engagements for both public and private companies, including those requiring application of Sarbanes-Oxley Section 404, as well as public stock offerings, primarily for biotechnology, pharmaceutical and high-tech companies. Mr. Shanley is a recognized authority on financing for emerging growth companies and is a published author of Financing Technology's Frontier. He has spoken at industry meetings and is actively involved in organizations including the Biotech Council of New Jersey, the New York Biotechnology Association, the Connecticut Venture Group, the Biotechnology Industry Organization, and others. Mr. Shanley is currently serving his fourth term on the New York State Society of CPA's Professional Ethics Committee. Mr. Shanley currently serves on the Board of Harris & Harris Group, Inc. He earned his B.S. degree from Fordham University and his M.B.A. in Accounting from Long Island University.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K before deciding to invest in shares of our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

        Since our inception we have incurred significant losses and negative cash flows from operations. As of December 31, 2008, we had an accumulated deficit of $42.5 million, and anticipate incurring additional losses for the foreseeable future. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

         We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

        The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. We believe that our current capital resources and the funding we expect to continue to receive from Givaudan should be sufficient to meet our operating and capital requirements at least through September 2010. Our future requirements will depend on many factors, including:

  •
  the progress of our research and development programs, including our ability to discover and develop taste enhancers and aversive taste blockers;

  •
  our ability, or our partners' ability and willingness, to formulate these taste enhancers and aversive taste blockers into food, beverage and pharmaceutical products;

  •
  our ability to discover and develop new diabetes or obesity therapeutic compounds;

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

        A key element of our food and beverage strategy is to commercialize our taste enhancers through product discovery and development collaborations with major ingredient suppliers and/or end users, such as the Givaudan Agreement. Our pharmaceutical strategy depends on establishing collaborations and licensing agreements with major pharmaceutical, over-the-counter and generic companies. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Each of our collaboration agreements, such as the Givaudan Agreement, provide our collaborators with the ability to terminate its agreement with us prior to the expiration of the term as set forth in the agreements. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

        Our pharmaceutical strategy is to incorporate our taste enhancers and aversive taste blockers into proprietary formulations of medicines that potentially offer improved acceptability and compliance, thus enhancing efficacy and possibly providing broader indications or patient populations. In addition to the GRAS regulatory or other requirements for our taste enhancers and aversive taste blockers, we will also require FDA 505(b)(2) regulatory approvals of any novel pharmaceutical formulations that we develop with altered delivery characteristics. In addition, any uses of our taste modulators that we develop as drugs acting to modulate incretin secretion with potential utility as therapeutic agents for diabetes or obesity, will be subject to full FDA 505(b)(1) safety testing and clinical trials proving therapeutic efficacy as required to develop an NDA. In either case, we may be required to conduct clinical trials to demonstrate safety and efficacy of our product candidates. For product candidates that advance to clinical testing, we cannot be certain that we or a collaborator will successfully complete the clinical trials necessary to receive regulatory product approvals. These processes are lengthy and expensive.

        We intend to seek approval for our novel pharmaceutical formulations through the FDA 505(b)(2) approval process. If we are unable to approve our pharmaceutical formulations through the 505(b)(2) process, we may be required to pursue the more expensive and time consuming 505(b)(1) approval process. Section 505(b) of the Federal Food, Drug, and Cosmetic Act describes two types of NDA applications that an applicant may submit for approval of innovator medicines. The first type of NDA, described under section 505(b)(1), consists of a full report of investigations of safety and effectiveness conducted by or for the applicant or for which the applicant has the right of reference for the information. The second type of NDA, described under section 505(b)(2), consists of a full report of investigations of safety and effectiveness where at least some portion of the information submitted for approval comes from sources other than studies performed or sponsored by the applicant. Drugs that may be approved via the 505(b)(2) process include drugs that have the same active ingredients as previously approved products, but now are formulated in a different delivery mechanism or other new dosage forms or with different indications. The basis for the 505(b)(2) application is that there already is a certain amount of information that is known about the active ingredient. As such, repeating all the clinical studies required for a 505(b)(1) application would be significantly more expensive and time consuming than the 505(b)(2) process.

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

        We face substantial competition from companies pursuing the commercialization of products and services relevant to taste using various methods for the discovery of taste enhancers and aversive taste blockers. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise and Firmenich. Senomyx is principally focused in the area of taste enhancement for food products and uses a high throughput screening technology and synthetic chemistry to discover novel flavor enhancers, which it licenses to end users in the food industry. Senomyx was initially focused on sweetness and savory flavor enhancers, but is now also developing programs to discover bitter blockers for food and pharmaceutical products. During the last 2 years, Senomyx has announced success at developing sweetener enhancers for both sucrose and sucralose, although these have not yet reached the marketplace. Nutrinova, a German ingredients company, is also developing a biotechnology approach to finding novel taste enhancers in collaboration with the German Biotechnology Research and Information Network. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products.

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

        We also face substantial competition with respect or our diabetes program. Type 2 diabetes is a disease characterized by persistent hyperglycemia due to the body's inability to produce enough or respond to insulin, a hormone regulating the absorption of sugar. Most treatments, outside of insulin replacement, focus on correcting high blood sugar by either stimulating the pancreas to produce more insulin, enhancing tissue sensitivity to insulin, or by inhibiting the production and release of glucose from the liver. There are many drugs currently available for treating diabetes and metabolic disease, either alone or in combination with other drugs. There are several classes of anti-diabetic treatments, either orally available or injectable, including insulin, GLP-1 receptor agonists, sulfonylureas, DPP-IV inhibitors, PPAR agonists, and biguanides. Many of these drugs exhibit not only limited efficacy, but are also associated with less than desired tolerability and significant mechanism-based side effects. Several new classes of anti-diabetic treatments have recently been developed, including incretin mimetics such as Exendin-4, a GLP-1 mimetic, which enhance glucose-dependent insulin secretion by the pancreatic beta-cell and slows gastric emptying, and DPP-IV inhibitors which work by preventing the inactivation of endogenous GLP-1. Additionally, new mechanisms such as GPR119 receptor agonists are being developed as glucose-dependent insulin and GLP-1 secretagogues expected to lower postprandial glucose and reduce weight gain.

        If successful, our core diabetes program will face competition. The major competitors to TPRM5 modulators would likely include several new classes of anti-diabetic treatments, including the incretin mimetic Byetta® (marketed by Eli Lilly and Company and Amylin Pharmaceuticals), DPP-IV inhibitors (including Januvia™ marketed by Merck & Co., Inc.), and GPR119 receptor agonists, currently in development by Metabolex, Inc., OSI Pharmaceuticals, GlaxoSmithKline, and Arena Pharmaceuticals, Inc./Johnson & Johnson.

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

        We are highly dependent on F. Raymond Salemme, Ph.D., our Chief Executive Officer and President, as well as Scott Horvitz, our Chief Financial Officer.

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

  •
  maintain patents once obtained;

  •
  maintain trade secrets and operate without infringing upon the intellectual property rights of others; and

  •
  obtain appropriate licenses upon reasonable terms to patents or proprietary rights held by others that are necessary or useful to us in commercializing our technology, both in the United States and in other countries with substantial markets.

        In the event we are not adequately to protect our intellectual property and proprietary information, our business will be materially harmed.

         We may not have adequate protection for our unpatented proprietary information, which could adversely affect our competitive position.

        In addition to patents, we will substantially rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, it is conceivable that others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we may enter into confidentiality agreements with employees, consultants and potential collaborators. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could hinder us from developing or commercializing our product candidates.

         Our ability to compete in the ingredient, food and beverage market and the pharmaceutical market may decline if we do not adequately protect our proprietary technologies.

        Because of the substantial length of time and expense associated with the development of new products, we, along with the rest of the ingredient, food and beverage industry and pharmaceutical industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes. Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies, taste enhancers or aversive taste blockers and our pharmaceutical products. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of sequences and or structures relating to taste receptors, proteins, chemical synthesis techniques, compounds and methods for using them to modulate taste for which we seek patent protection. No consistent pattern regarding the allowability or scope of claims in many of our pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

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

        In addition, the legal standard for patents outside the United States vary greatly and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors' patents or to defend the validity of any of our or our licensor's future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business.

        Technologies licensed to us by others, or in-licensed technologies, are important to our business. In particular, we depend on certain technologies relating to taste biology licensed from the Mount Sinai School of Medicine. In addition, we may in the future acquire rights to additional technologies by licensing such rights from existing licensors or from third parties. Such in-licenses may be costly. Also, we do not always control the patent prosecution, maintenance or enforcement of in-licensed technologies. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we do over our internally developed technologies. Moreover, some of our academic institution licensors, collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a significant adverse effect on our business, financial condition and results of operations.

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

        We are not currently a party to any litigation, interference, opposition, protest, reexamination or any other potentially adverse governmental, ex parte or inter-party proceeding with regard to our patent or trademark positions. However, the life sciences and other technology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Many life sciences and other technology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we become involved in litigation, interference proceedings, oppositions, reexaminations, protests or other potentially adverse intellectual property proceedings as a result, for example, of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, diversion of management's attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

        Should any person have filed patent applications or obtained patents in the United States that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by U.S. Patent and Trademark Office to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference action may result in loss of claims based on patentability grounds raised in the interference action. Litigation, interference proceedings or other proceedings could divert management's time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time and disruption in our business. Uncertainties resulting from initiation and continuation of any patent proceeding or related litigation could harm our ability to compete and could have a significant adverse effect on our business, financial condition and results of operations.

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

         The price of our common stock is expected to continue to be volatile.

        The market price of our common stock, and the market prices for securities of biotechnology companies in general, have been, and are expected to be, highly volatile. The following factors, in addition to other risk factors described in this Annual Report on Form 10-K, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

        As of the final closing of the Private Placement, we issued warrants to investors to acquire approximately 10.2 million shares of common stock and warrants to the placement agents to acquire approximately 3.6 million shares of common stock in the Private Placement. In addition, there are 16.9 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan. If these warrants are exercised or converted, or if the options are exercised, you may experience dilution in the net tangible book value of our common stock.

         Directors and officers of the Company have a high concentration of our common stock ownership.

        Based on the aggregate number of shares of our common stock that are outstanding as of December 31, 2008, our officers and directors beneficially own approximately 11.4% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company's board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

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

Lease Agreement for Office and Laboratory Space in Philadelphia, Pennsylvania

        On September 30, 2005, we entered into an agreement with Albert Einstein Healthcare Network, or AEHN, to use AEHN's laboratory space located at 5501 Old York Road, Philadelphia, Pennsylvania. As amended, the agreement provides for approximately 1,500 square feet of office and laboratory space, and a base rent for the remaining nine months of approximately $28,836. The term of the agreement has been extended until September 30, 2009. The lease may be amended in writing by mutual agreement.

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

2008:	High	Low
Fourth quarter, ended December 31, 2008	$0.45	$0.06
Third quarter, ended September 30, 2008	0.65	0.26
Second quarter, ended June 30, 2008	0.70	0.50
First quarter, ended March 31, 2008	0.80	0.37

2007:
Fourth quarter, ended December 31, 2007	$0.84	$0.55
Third quarter, ended September 30, 2007	2.45	0.66
Second quarter, ended June 30, 2007	3.00	2.00
First quarter, ended March 31, 2007	4.20	1.60

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

        As of December 31, 2008, the closing price for our common stock was $0.14. As of March 20, 2009, there were approximately 317 holders of record of our common stock. Our independent stock transfer agent is American Stock Transfer & Trust Company, located at 59 Maiden Lane, New York, New York 10038. Their telephone number is (800) 937-5449.

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

Equity Compensation Plan Information

        The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plan. Prior to the Reverse Merger, Original Redpoint maintained the Linguagen Corp. 2003 Stock Incentive Plan, which we refer to as the "2003 Stock Plan." In connection with the adoption of the Amended and Restated 2007 Equity Compensation Plan, which we refer to as the "2007 Plan," the 2003 Stock Plan merged with and into the 2007 Plan and no additional grants may be made under the 2003 Stock Plan. Outstanding grants under the 2003 Stock Plan continue in effect in accordance with their terms as in effect before March 12, 2007 (subject to such amendments as the Compensation Committee determines, consistent with the 2003 Stock Plan, as applicable).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders(1)	11,022,016	$0.52	5,898,256
Equity compensation plans not approved by security holders	—	—	—

Total	11,022,016		5,898,256

(1)
Consists of the 2007 Plan.

Recent Sales of Unregistered Securities

        We did not sell any unregistered equity securities during the fourth quarter of 2008.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our equity securities during the fourth quarter of 2008.

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

Comparison of 2 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

Company/Index	Base Period 10/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08
REDPOINT BIO CORPORATION	100	114.29	75.71	70.00	20.57	20.57	16.29	18.57	14.57	4.00
NASDAQ COMPOSITE INDEX	100	102.22	102.67	110.58	114.98	116.40	100.25	101.07	92.39	69.88
NASDAQ BIOTECHNOLOGY INDEX	100	97.97	95.34	98.50	104.85	102.47	95.84	97.37	102.61	89.53
AMEX BIOTECHNOLOGY INDEX	100	98.70	99.98	101.72	107.50	102.90	96.48	96.53	102.59	84.67

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical financial data as of the dates and for the periods indicated. Our selected financial data set forth below as of December 31, 2007 and 2008 and for each of the years in the three-year period ended December 31, 2008, and for the period August 16, 1995 (inception) to December 31, 2008, has been derived from our audited financial statements included elsewhere herein. Our selected financial data should be read in conjunction with the Financial Statements and the Notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

						August 16, 1995 (Inception) to December 31, 2008
	Years Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Statements of Operations Data:
Research and grant revenue	$224	$410	$—	$2,229	$3,999	$10,462

Operating expenses:
Research and development	2,400	2,899	3,631	7,266	8,647	28,438
General and administrative	2,659	2,126	2,811	4,511	5,608	20,202

Total operating expenses	5,059	5,025	6,442	11,777	14,255	48,640

Operating loss	(4,835)	(4,615)	(6,442)	(9,548)	(10,256)	(38,178)
Interest income	32	94	53	768	565	1,519
Interest expense	—	(100)	(929)	(1,696)	(97)	(3,431)

Loss before income taxes	(4,803)	(4,621)	(7,318)	(10,476)	(9,788)	(40,090)
Income tax benefit	—	254	466	—	267	986

Net loss	(4,803)	(4,367)	(6,852)	(10,476)	(9,521)	$(39,104)

Accretion of redeemable convertible preferred stock	(669)	(1,148)	(1,159)	(225)	—

Net loss applicable to common stockholders	$(5,472)	$(5,515)	$(8,011)	$(10,701)	$(9,521)

Basic and diluted net loss per common share	$(1.60)	$(1.25)	$(1.81)	$(0.17)	$(0.12)

Weighted average number of shares outstanding	3,412	4,403	4,429	63,315	79,444

	As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$6,197	$2,558	$974	$22,701	$14,428
Working capital	5,103	1,523	(4,880)	20,810	12,791
Total assets	7,006	3,930	2,552	24,823	16,443
Long-term debt, net of current portion	—	1,209	635	188	1,148
Deficit accumulated during the development stage	(8,770)	(14,284)	(22,295)	(32,996)	(42,517)
Total stockholders' equity (deficit)	(8,544)	(14,010)	(20,726)	21,539	12,927

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

Overview

        Redpoint Bio is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food, beverage and pharmaceutical industries. Our food and beverage program is focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting, less costly, and more healthful foods and beverages. We believe that our unique understanding of the biology of taste and its relationship to metabolic processes, satiety, and diabetes impact both the development of healthier foods and, potentially, new approaches to the treatment of diabetes and obesity. In addition, we have a program aimed at suppressing the bitterness of oral medicines, enabling the development of novel formulations with improved acceptance and compliance across a broad range of dosage forms and therapeutic applications. Our research in diabetes and obesity stems from the observation that taste signaling in the gastrointestinal tract is involved in important hormone secretion processes enabling us to leverage our research on lingual taste modulation to important therapeutic applications.

        Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2008. As of December 31, 2008, Redpoint had an accumulated deficit of $42.5 million and anticipates incurring additional losses for the foreseeable future. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not yet developed any products that are commercially available.

        Through December 31, 2008, our revenue has come solely from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

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

        In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the agreement, Redpoint and Givaudan are collaborating exclusively with each other to discover and develop compounds that act primarily through the modulation of the TRPm5 channel. In consideration of our agreement to conduct research and develop compounds and grant exclusive licenses and other rights, Givaudan paid us an upfront technology fee of $1.3 million and agreed to provide research funding to us over the initial 3.5 year term of the agreement of up to $11.6 million. If certain conditions have not been achieved in certain timeframes as set forth in the Givaudan Agreement, then Givaudan may terminate the agreement with us prior to the expiration of the initial 3.5 year term. Givaudan will also reimburse us for costs we incur in connection with obtaining certain regulatory approvals. Through December 31, 2008, including the upfront fee, we have received $5.7 million in research and development funding. We are also eligible to receive milestone payments of up to $2.5 million upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration.

        In December 2007, we entered into a one year research agreement with The Coca-Cola Company, referred to herein as Coca-Cola, for the development of certain technology for use in soft drinks and other non-alcoholic beverages. In consideration of our agreement to conduct research for the development of certain technology and grant exclusive licenses and other rights, Coca-Cola paid us approximately $900,000. The agreement expired by its terms in December of 2008.

        Our research and development efforts, both partnered and unpartnered, involve technology development and discovery programs aimed at the identification of novel compounds for taste modification. We are working to identify a compound(s) that can be used to enhance the taste of both sweet and savory flavors in a wide variety of food and beverage applications. To leverage our technology in the food and beverage markets, we have entered into a research and development agreement with Givaudan, the world's leading company in the flavors and fragrances industry. Additionally, we are working to identify a compound(s) that could act as a universal bitter taste blocker and we are seeking collaborative formulation development programs with major pharmaceutical companies who are seeking to extend the patent life or enhance the performance of their products. We have identified several categories of products where patient acceptability or the potential for novel formulation options are currently limited due to the intense bitter or other aversive taste of the active pharmaceutical ingredient. We plan to incorporate the proprietary bitter taste or aversive taste blockers found through our discovery programs with drugs of proven safety and efficacy to create novel, valued-added formulations.

        During 2008, we believe our scientists made progress in Redpoint's discovery program for bitter blockers. Specifically, improvements in the potency of our bitter blockers, designed to allow the development of more palatable pharmaceutical formulations, have been achieved. For the first time, double blinded human taste panel studies have shown that Redpoint compounds are able to reduce the bitterness of salicin, a natural bitter compound from willow bark related to aspirin. Although additional chemical optimization will be required to develop commercially practical bitter blockers, the human test data provides corroboration of the underlying biological hypothesis.

        We intend to design our taste modifiers to be safe and effective in minute quantities, and to be able to incorporate them into food and pharmaceutical products through the GRAS determination/notification process. Although the GRAS (Generally Recognized as Safe) process involves extensive testing to insure safety in use, the overall time required (estimated to be 12-18 months) and development costs incurred (estimated to be $1-2 million per compound) are modest compared to the size of the accessible markets. Moreover, a single GRAS-determined taste enhancer can potentially be used in a wide range of food applications. GRAS determination is heavily relied upon by the U.S. Food and Drug Administration (FDA) to evaluate the safety and inclusion of flavor modifiers into pharmaceutical products. A single aversive taste blocker can potentially be used to create a multitude of new drug formulations that in many cases may be patentable in their own right. Our GRAS-approved aversive-taste blockers may be used in many taste-modified pharmaceutical formulations such as OTC cough-cold products, some pediatric liquid formulations, etc., where they are added as flavors, without requiring FDA approval. Where our aversive-taste blockers are added to produce a novel formulation that differs from an existing formulation in dosage or method of delivery, we will require additional FDA regulatory approval through the FDA 505(b)(2) approval process.

        We believe there may be additional potential applications for our technology. For example, a growing body of scientific research suggests that the taste pathways that we have been investigating are also found as part of a nutrient-sensing system located in the gastrointestinal tract. This could lead to potential opportunities for the discovery of new diabetes or obesity therapeutics. We have recently initiated a program designed to leverage the research we have already conducted on taste modulators to further explore this opportunity. Any uses of our taste modulators that we develop as drugs acting to modulate incretin secretion with potential utility as therapeutic agents for diabetes or obesity, will be subject to full FDA 505(b)(1) safety testing and clinical trials proving therapeutic efficacy as required to develop an NDA.

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

        To leverage our technology in the food and beverage markets, in March 2007, we entered into the Givaudan Agreement where we are collaborating exclusively with each other to discover and develop Enhancer Compounds and Bitter Blocker Compounds that act primarily through the modulation of the TRPm5 channel. Also, in December 2007, we entered into a one year research agreement with Coca-Cola for the development of certain technology for use in soft drinks and other non-alcoholic beverages. The agreement with Coca-Cola expired in December 2008. We may also partner with other major ingredient suppliers, or food and beverage companies, to develop and commercialize taste enhancers that act through a variety of other newly discovered mechanisms of taste sensation in exchange for technology access fees, research funding, product development milestones, and product royalties.

        We plan to form partnerships with pharmaceutical companies to develop and market liquid and innovative pharmaceutical formulations in exchange for technology access fees, research funding, product development milestones and product royalties. We have identified a broad selection of potential products for development, including both liquid formulations and innovative formulations that we believe would be attractive licensing candidates. In general, our strategy involves the development of a prototype formulation demonstrating the effectiveness of our technology by combining the target API with our GRAS-approved bitter or other aversive taste blocker. Some products could incorporate third-party APIs that could constitute line extensions to be marketed to the API patent holder. Additional prototype products could be developed with either soon-to-be or patent-expired APIs. These products could either be licensed to the original patent holder to create a line extension, or to a generics company wishing to market a differentiated or branded generic product. In November 2008, we announced that we had signed an agreement to collaborate with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications. This expanded feasibility agreement builds upon the successful completion of a previous research study between the parties.

        We are also seeking collaborations with major pharmaceutical companies for the further development and optimization of our TRPm5 modulators for therapeutic applications in diabetes and obesity.

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

Results of Operations

  Year ended December 31, 2008 compared to December 31, 2007

        Research and Grant Revenue.    For the year ended December 31, 2008, we recorded revenue of $4.0 million, which included $3.1 million from our Givaudan Agreement, which began in March 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. The revenues from Givaudan include $0.4 million attributable to the upfront fee which is being recognized as revenue over the initial 3.5 year term of the agreement and $2.7 million of research funding. The remaining $0.9 million of revenue was primarily from our Coca-Cola Agreement, which began in December 2007, for the development of certain technology for use in soft drinks and other non-alcoholic beverages. The Coca-Cola Agreement ended in December 2008. During the year ended December 31, 2007, we recorded revenue of $2.2 million, which included $2.1 million from our Givaudan Agreement. The revenue from Givaudan included $0.3 million attributable to the upfront fee and $1.8 million of research funding. The remaining $0.1 million of revenue was from various other contracts with food and pharmaceutical companies.

        Research and Development Expenses.    Our research and development expenses were $8.6 million for the year ended December 31, 2008 compared to $7.3 million for the year ended December 31, 2007. During the year ended December 31, 2007, the Company recorded a $1.6 million non-cash charge in connection with the issuance of approximately 2.0 million shares of our common stock related to anti-dilution protection for Dr. Margolskee, the Company's founder. Dr. Margolskee's anti-dilution protection terminated upon completion of the final closing of the Private Placement on April 6, 2007. During the year ended December 31, 2008, we experienced increased costs associated with our taste modifier and diabetes research programs. In particular, our facilities costs increased as a result of our move to our new location in Ewing, New Jersey, effective in May 2007. Our new, state-of-the-art facility in Ewing, New Jersey is enabling us to move ahead with the continued expansion of our research and development operations. In addition, salaries and related benefits and R&D supplies costs increased.

        General and Administrative Expenses.    Our general and administrative expenses were $5.6 million for the year ended December 31, 2008 compared to $4.5 million for the year ended December 31, 2007. The increase of $1.1 million was related to costs associated with Redpoint becoming a public company, such as legal, investor relations and business development fees as well as expenses associated with patent filings. In addition, during the years ended December 31, 2008 and 2007, we recognized non-cash compensation expense of approximately $0.7 million and $0.4 million, respectively, pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123R).

        Interest Income.    Interest income was $0.6 million for the year ended December 31, 2008 compared to $0.8 million during the year ended December 31, 2007.

        Interest Expense.    Interest expense was $0.1 million for the year ended December 31, 2008 compared to $1.7 million during the year ended December 31, 2007. In May, June and October 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding. In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock. We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes. During the year ended December 31, 2007, we recognized a non-cash charge to interest expense of $0.3 million for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock. Furthermore, in accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, after considering the allocation of the proceeds to the promissory notes, the Company determined that the promissory notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the promissory notes due to the fact that the original carrying value of promissory notes, after allocation of the proceeds, would be less than the purchase price of the new series of stock paid by investors in the new series. In accordance with EITF No. 98-5, during the year ended December 31, 2007, the Contingent BCF of $1.2 million was recognized as additional non-cash interest expense when the promissory notes were converted into shares of common stock.

        Income Tax Benefit.    During 2008, we sold $2.5 million of our New Jersey State operating loss carryforwards resulting in the recognition of an income tax benefit of $0.3 million. Due to the Company's history of losses, we have not recognized the benefit of any of our other net operating loss carryforwards.

  Year ended December 31, 2007 compared to December 31, 2006

        Research and Grant Revenue.    For the year ended December 31, 2007, we recorded revenue of $2.2 million, which included $2.1 million from our Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. The revenues from Givaudan include $0.3 million attributable to the upfront fee which is being recognized as revenue over the initial 3.5 year term of the agreement and $1.8 million of research funding. The remaining $0.1 million of revenue was from various other contracts with food and pharmaceutical companies, including the commencement of our Coca-Cola Agreement, which began on December 13, 2007, for the development of certain technology for use in soft drinks and other non-alcoholic beverages. During the year ended December 31, 2006, we did not generate any research and grant revenue, as we focused our efforts on advancing our technologies and did not enter into any discovery collaborations.

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

        General and Administrative Expenses.    Our general and administrative expenses were $4.5 million for the year ended December 31, 2007 compared to $2.8 million for the year ended December 31, 2006. The increase of $1.7 million was related to costs associated with Redpoint becoming a public company, such as increases in accounting, legal and investor relations fees, as well as expenses associated with patent filings and our move to our new facility. During the year ended December 31, 2007 we also incurred an expense of approximately $0.1 million as a result of the write-off of the remaining lease obligation on our prior facility which we no longer occupy. Approximately $0.2 million of the increase was related to executive severance in connection with a separation agreement that we entered into with a former officer during the year ended December 31, 2007. In addition, during the year ended December 31, 2007, we recognized non-cash G&A related compensation expense of approximately $0.4 million pursuant to SFAS 123R.

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

Liquidity and Capital Resources

        At December 31, 2008, we had cash, cash equivalents and marketable securities of $14.4 million and working capital of $12.8 million. Since inception, we have used $30.0 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through December 31, 2008, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $9.2 million, government grants totaling $1.8 million, and capital equipment and working capital financing totaling $3.6 million.

        In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. During 2008, we borrowed approximately $1.5 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.5 million was for general working capital.

        On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007 we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million. On March 27, 2007, we entered into the Givaudan Agreement for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Pursuant to the Givaudan Agreement, Givaudan agreed to pay us an upfront technology fee of $1.3 million and provide research funding to us over the initial 3.5 year term of the Givaudan Agreement of up to $11.6 million. We believe that our current capital resources and the funding we expect to continue to receive from Givaudan should be sufficient to meet our operating and capital requirements at least through September 2010.

        We expect that substantially all of our cash-flow for the foreseeable future will come from corporate collaborations, license agreements and interest earned on the proceeds from our sales of marketable securities. During 2009, we expect to recognize approximately $3.0 million as revenue, primarily from Givaudan, which includes $0.4 million of the upfront technology fee that we received from Givaudan which is being recognized as revenue over the related performance period and $2.6 million pursuant to research funding. We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility. For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed and as a result, we may need to pursue other strategic alternatives. In connection therewith, in November 2008, we retained the life sciences advisory firm of Burrill & Company to advise us on strategic alternatives from acquiring synergistic assets to monetizing existing assets.

Summary of Contractual Obligations

        The following table summarizes our obligations to make future payments under our current contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Thereafter
Operating leases	$6,824,000	$857,000	$1,673,000	$1,698,000	$2,596,000
Long-term debt	1,667,000	519,000	796,000	352,000	—
License payments	275,000	25,000	50,000	50,000	150,000

	$8,766,000	$1,401,000	$2,519,000	$2,100,000	$2,746,000

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. During 2008, there have been no material changes in our critical accounting policies.

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

  Stock-Based Compensation

        We follow SFAS 123R, under which we recognize compensation cost for awards to employees and non-employee board members based on the grant-date fair value of stock-based awards over the period during which an award holder is required to provide service in exchange for the award. No compensation is recognized for awards for which the award holder does not tender the requisite service. At December 31, 2008, total unrecognized compensation expense related to non-vested stock options granted prior to that date was $2.0 million, which is expected to be recognized over a weighted average period of 2.4 years.

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

        We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. We have no material currency exchange risk exposure as of December 31, 2008. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by approximately $0.2 million for the year ended December 31, 2008.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2008. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known and accumulated and communicated to management, including our chief executive officer and chief financial officer, by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

        Our management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2008. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on its evaluation, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to our directors and nominees for election as directors under the heading "Election of Directors" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption "Our Executive Officers" in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The discussion under the heading "Certain Relationships and Related Transactions and Director Independence" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The discussion under the heading "Independent Auditors Fees and Other Matters" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements.
		Reference is made to the Index to Financial Statements on Page F-1.
	(2)	Financial Statement Schedule.
		Not applicable.
	(3)	Exhibits.
		Reference is made to the Index to Exhibits on Page 61.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 2009.

REDPOINT BIO CORPORATION
By:	/s/ F. RAYMOND SALEMME, PH.D.
F. Raymond Salemme, Ph.D., President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. RAYMOND SALEMME F. Raymond Salemme	President, Chief Executive Officer and Director (Principal Executive Officer)	March, 26, 2009
/s/ SCOTT HORVITZ Scott Horvitz	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March, 26, 2009
/s/ JOSEPH MOLLICA Joseph Mollica	Chairman of the Board	March, 26, 2009
/s/ ALLEN BLOOM Allen Bloom	Director	March, 26, 2009
/s/ ROBERT CHEFITZ Robert Chefitz	Director	March, 26, 2009
/s/ LEIF KJAERGAARD Leif Kjaergaard	Director	March, 26, 2009
/s/ IRWIN SCHER Irwin Scher	Director	March, 26, 2009
/s/ RICHARD SHANLEY Richard Shanley	Director	March, 26, 2009

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated May 3, 2007, between Robcor Properties, Inc. and Redpoint Bio Corporation (Incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed with the Commission on May 3, 2007).
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
10.22
Separation Agreement and General Release, dated as of April 25, 2007, by and between Redpoint Bio Corporation and Susan Welsh (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 26, 2007).**
10.23
Joint Research and Development and License Agreement, dated March 27, 2007, by and between Givaudan Schweiz AG and Redpoint Bio Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007).†
10.24
Amended and Restated License Agreement, effective as of April 2, 2003, between Mount Sinai School of Medicine of New York University and Linguagen Corp. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
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
10.27
Employment Agreement dated September 10, 2007, by and between Redpoint Bio Corporation and Scott Siegel, Ph.D. (Incorporated by reference to Exhibit 10.1 of the Company's Current Repot on Form 8-K filed on October 1, 2007).**
10.28
Research Agreement, dated December 13, 2007, by and between the Coca-Cola Company and Redpoint Bio Corporation (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed on March 14, 2008).†
10.29
Loan and Security Agreement, dated September 25, 2008, by and between Redpoint Bio Corporation and CIT Healthcare LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008).
10.30
Separation of Employment Agreement and General Release, by and between the Company and Robert W. Bryant, Ph.D., dated January 9, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on January 15, 2009).**
10.31
Confidential Separation Agreement and General Release, by and between the Company and Scott Siegel, Ph.D., dated February 26, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 4, 2009).**
10.32
Amendment to Employment Agreement by, and between the Company and Dr. F. Raymond Salemme, dated December 22, 2008 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 23, 2008).**

10.33	Amendment to Employment Agreement by, and between the Company and Scott M. Horvitz, dated December 22, 2008 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 23, 2008).**
10.34
Amendment to Employment Agreement by, and between the Company and Dr. Scott A. Siegel, dated December 22, 2008 (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on December 23, 2008).**
17.1	Resignation Letter of David Patchen, dated March 10, 2008 (Incorporated by reference to Exhibit 17.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 12, 2008).
17.2
Resignation Letter of Philip L. Smith, Ph.D., dated March 10, 2008 (Incorporated by reference to Exhibit 17.2 of the Registrant's Current Report on Form 8-K filed with the Commission on March 12, 2008).
21.1	List of Subsidiaries.*
23.1	Consent of KPMG LLP.*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).*

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

        We have audited the accompanying balance sheets of Redpoint Bio Corporation (a development-stage enterprise) (the "Company") as of December 31, 2007 and 2008, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008 and for the period from August 16, 1995 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redpoint Bio Corporation as of December 31, 2007 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 and for the period from August 16, 1995 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 26, 2009

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Balance Sheets

	December 31
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$5,789,997	$3,130,561
Marketable securities	16,911,413	11,296,952
Accounts receivable	50,114	139,095
Prepaid expenses and other current assets	505,994	313,456

Total current assets	23,257,518	14,880,064
Property and equipment, net	1,295,943	1,240,514
Other assets	269,850	321,978

Total assets	$24,823,311	$16,442,556

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$447,767	$519,155
Accounts payable	710,880	877,642
Accrued expenses	514,019	305,580
Accrued compensation	402,863	15,610
Deferred revenue	371,424	371,320

Total current liabilities	2,446,953	2,089,307
Long-term debt	187,576	1,147,952
Deferred revenue	650,007	278,582

Total liabilities	3,284,536	3,515,841

Commitments (Note 13)
Stockholders' equity:
Preferred Stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,223,987 at December 31, 2007 and issued and outstanding 79,495,870 shares at December 31, 2008	7,922	7,950
Additional paid-in capital	54,485,373	55,371,501
Deficit accumulated during the development stage	(32,996,231)	(42,517,290)
Accumulated other comprehensive income	41,711	64,554

Total stockholders' equity	21,538,775	12,926,715

Total liabilities and stockholders' equity	$24,823,311	$16,442,556

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Operations

				August 16, 1995 (Inception) to December 31, 2008
	Years ended December 31,
	2006	2007	2008
Research and grant revenue	$—	$2,229,461	$3,999,252	$10,461,574

Operating expenses:
Research and development	3,630,515	7,266,542	8,647,432	28,437,727
General and administrative	2,811,217	4,510,708	5,607,309	20,201,911

Total operating expenses	6,441,732	11,777,250	14,254,741	48,639,638

Operating loss	(6,441,732)	(9,547,789)	(10,255,489)	(38,178,064)
Interest income	52,731	768,204	565,177	1,518,578
Interest expense	(928,941)	(1,696,802)	(97,519)	(3,430,893)

Loss before income taxes	(7,317,942)	(10,476,387)	(9,787,831)	(40,090,379)
Income tax benefit	465,803	—	266,772	985,978

Net loss	(6,852,139)	(10,476,387)	(9,521,059)	$(39,104,401)

Accretion of redeemable convertible preferred stock	(1,158,553)	(224,846)	—

Net loss applicable to common stockholders	$(8,010,692)	$(10,701,233)	$(9,521,059)

Basic and diluted net loss per common share	$(1.81)	$(0.17)	$(0.12)

Weighted average number of shares outstanding	4,429,100	63,314,679	79,443,622

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Period from August 16, 1995 (inception) to December 31, 2008

					Stockholders' Equity (Deficit)
	Redeemable convertible preferred stock
									Deficit accumulated during development stage
	Series A		Junior		Common Stock					Accumulated other comprehensive income
							Additional paid-in capital	Stock subscription receivable
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Inception, August 16, 1995	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock for services	—	—	—	—	2,782,000	278	722	—	—	—	1,000
Net loss	—	—	—	—	—	—	—	—	(3,785)	—	(3,785)

Balance, December 31, 1995	—	—	—	—	2,782,000	278	722	—	(3,785)	—	(2,785)
Net loss	—	—	—	—	—	—	—	—	(7,069)	—	(7,069)

Balance December 31, 1996	—	—	—	—	2,782,000	278	722	—	(10,854)	—	(9,854)
Net loss	—	—	—	—	—	—	—	—	(48,185)	—	(48,185)

Balance, December 31, 1997	—	—	—	—	2,782,000	278	722	—	(59,039)	—	(58,039)
Net loss	—	—	—	—	—	—	—	—	113,785	—	113,785

Balance, December 31, 1998	—	—	—	—	2,782,000	278	722	—	54,746	—	55,746
Net loss	—	—	—	—	—	—	—	—	(73,505)	—	(73,505)

Balance, December 31, 1999	—	—	—	—	2,782,000	278	722	—	(18,759)	—	(17,759)
Issuance of common stock	—	—	—	—	282,373	28	294	—	—	—	322
Issuance of common stock for dilution provisions	—	—	—	—	7,428	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	42,905	—	42,905

Balance, December 31, 2000	—	—	—	—	3,071,801	306	1,016	—	24,146	—	25,468
Common stock reacquired and retired	—	—	—	—	(1,669,200)	(167)	107	—	—	—	(60)
Issuance of common stock	—	—	—	—	1,112,800	111	3,995	(4,106)	—	—	—
Issuance of common stock for dilution provisions	—	—	—	—	4,237	—	—	—	—	—	—
Common stock reacquired and retired	—	—	—	—	(20,170)	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	116,192	—	116,192

Balance, December 31, 2001	—	—	—	—	2,499,468	250	5,118	(4,106)	140,338	—	141,600
Issuance of common stock for services	—	—	—	—	515,838	52	926	—	—	—	978
Net loss	—	—	—	—	—	—	—	—	(864,319)	—	(864,319)

Balance, December 31, 2002	—	—	—	—	3,015,306	302	6,044	—	(723,981)	—	(721,741)
Sale of Series A Preferred stock net of $257,240 of expenses	1,285,714	2,442,759	—	—	—	—	—	—	—	—	—
Conversion of principal portion of notes payable	623,963	1,310,320	—	—	—	—	—	—	—	—	—
Conversion of accrued interest on notes payable	—	—	236,987	497,673	—	—	—	—	—	—	—
Accretion of Series A Preferred to redemption value	—	48,826	—	—	—	—	—	—	(48,826)	—	(48,826)
Issuance of common stock for dilution provisions	—	—	—	—	673,272	67	101,577	—	—	—	101,644
Issuance of common stock options for services	—	—	—	—	—	—	3,087	—	—	—	3,087
Proceeds from stockholder note	—	—	—	—	—	—	—	4,106	—	—	4,106
Common stock reacquired and retired	—	—	—	—	(678,263)	(68)	(110,900)	—	(164,032)	—	(275,000)
Net loss	—	—	—	—	—	—	—	—	(2,360,483)	—	(2,360,483)

Balance, December 31, 2003	1,909,677	3,801,905	236,987	497,673	3,010,315	301	(192)	—	(3,297,322)	—	(3,297,213)

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION
(A Development-Stage Enterprise)
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Period from August 16, 1995 (inception) to December 31, 2008

					Stockholders' Equity (Deficit)
	Redeemable convertible preferred stock
									Deficit accumulated during development stage
	Series A		Junior		Common Stock					Accumulated other comprehensive income
							Additional paid-in capital	Stock subscription receivable
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Sale of Series A Preferred stock net of $83,144 of expenses	4,535,158	9,440,688	—	—	—	—	—	—	—	—	—
Accretion of Series A Preferred to redemption value	—	669,228	—	—	—	—	—	—	(669,228)	—	(669,228)
Issuance of common stock for dilution provisions	—	—	—	—	1,391,000	139	209,861	—	—	—	210,000
Issuance of common stock options for services	—	—	—	—	—	—	15,391	—	—	—	15,391
Net loss	—	—	—	—	—	—	—	—	(4,803,026)	—	(4,803,026)

Balance, December 31, 2004	6,444,835	13,911,821	236,987	497,673	4,401,315	440	225,060	—	(8,769,576)	—	(8,544,076)
Accretion of Series A Preferred to redemption value	—	—	—	—	—	—	—	—	(1,147,404)	—	(1,147,404)
Issuance of common stock for dilution provisions	—	—	—	—	2,790	—	421	—	—	—	421
Issuance of common stock	—	—	—	—	89,204	9	13,431	—	—	—	13,440
Issuance of warrants and stock options for services	—	—	—	—	—	—	34,782	—	—	—	34,782
Net loss	—	—	—	—	—	—	—	—	(4,367,326)	—	(4,367,326)

Balance, December 31, 2005	6,444,835	15,059,225	236,987	497,673	4,493,129	449	273,694	—	(14,284,306)	—	(14,010,163)
Accretion of Series A Preferred to redemption value	—	—	—	—	—	—	—	—	(1,158,553)	—	(1,158,553)
Issuance of warrants to purchase preferred stock	—	—	—	—	—	—	1,228,568	—	—	—	1,228,568
Proceeds from warrants	—	—	—	—	—	—	23,750	—	—	—	23,750
Stock-based compensation	—	—	—	—	—	—	50,801	—	—	—	50,801
Common stock reacquired and retired	—	—	—	—	(53,784)	(5)	(8,116)	—	—	—	(8,121)
Net loss	—	—	—	—	—	—	—	—	(6,852,139)	—	(6,852,139)

Balance, December 31, 2006	6,444,835	16,217,778	236,987	497,673	4,439,345	444	1,568,697	—	(22,294,998)	—	(20,725,857)
Accretion of Series A Preferred to redemption value	—	224,846	—	—	—	—	—	—	(224,846)	—	(224,846)
Conversion of preferred stock	(6,444,835)	(16,442,624)	(236,987)	(497,673)	22,774,963	2,278	16,938,019	—	—	—	16,940,297
Conversion of convertible notes payable and warrants	—	—	—	—	7,256,697	725	5,093,074	—	—	—	5,093,799
Sale of common stock, net of issuance costs of $4,406,015	—	—	—	—	42,180,263	4,218	28,578,767	—	—	—	28,582,985
Issuance of common stock for dilution provisions	—	—	—	—	2,017,407	202	1,631,507	—	—	—	1,631,709
Issuance of common stock upon exercise of options and warrants	—	—	—	—	555,312	55	83,241	—	—	—	83,296
Stock-based compensation	—	—	—	—	—	—	592,068	—	—	—	592,068
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,476,387)	—	(10,476,387)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	41,711	41,711

Total comprehensive loss											(10,434,676)

Balance, December 31, 2007	—	—	—	—	79,223,987	7,922	54,485,373	—	(32,996,231)	41,711	21,538,775
Issuance of common stock upon exercise of options	—	—	—	—	271,883	28	40,754	—	—	—	40,782
Stock-based compensation	—	—	—	—	—	—	845,374	—	—	—	845,374
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(9,521,059)	—	(9,521,059)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	22,843	22,843

Total comprehensive loss											(9,498,216)

Balance, December 31, 2008	—	$—	—	$—	79,495,870	$7,950	$55,371,501	$—	$(42,517,290)	$64,554	$12,926,715

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Cash Flows

				August 16, 1995 (Inception) to December 31, 2008
	Years ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(6,852,139)	$(10,476,387)	$(9,521,059)	$(39,104,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	408,004	492,679	624,835	2,133,836
Amortization of discounts and premiums on marketable securities	—	(194,729)	(290,371)	(485,100)
Options, warrants and stock issued for services and dilution provisions	50,801	2,223,777	845,374	3,461,284
Beneficial conversion feature	—	1,228,565	—	1,228,565
Amortization of discount on convertible notes	597,903	302,032	—	899,935
Amortization of deferred financing costs	97,158	36,664	10,952	144,774
Debt inducement charge	—	—	—	361,598
Interest expense on convertible notes	—	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	—	(50,114)	(88,981)	(139,095)
Prepaid expenses and other assets	(491,505)	(414,744)	181,915	(891,512)
Accounts payable	555,209	75,932	268,340	1,178,011
Accrued expenses and accrued compensation	677,061	(8,122)	(595,692)	452,800
Deferred revenue	—	1,021,431	(371,529)	649,902

Net cash used in operating activities	(4,957,508)	(5,763,016)	(8,936,216)	(29,973,328)

Cash flows from investing activities:
Purchases of marketable securities	—	(22,424,973)	(21,069,320)	(43,494,293)
Maturity of marketable securities	—	5,750,000	26,996,994	32,746,994
Purchases of property and equipment	(69,264)	(838,540)	(670,983)	(3,366,280)

Net cash (used in) provided by investing activities	(69,264)	(17,513,513)	5,256,691	(14,113,579)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,503,900	3,614,710
Net proceeds from convertible notes	3,943,491	—	—	5,253,811
Repayments of debt	(515,650)	(574,133)	(524,593)	(2,000,060)
Net proceeds from issuance of preferred stock	—	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	23,750	28,582,985	—	28,624,603
Proceeds from exercise of common stock options and warrants	—	83,296	40,782	124,078
Common stock reacquired	(8,121)	—	—	(283,121)

Net cash provided by financing activities	3,443,470	28,092,148	1,020,089	47,217,468

Net (decrease) increase in cash and cash equivalents	(1,583,302)	4,815,619	(2,659,436)	3,130,561
Cash and cash equivalents, beginning of year	2,557,680	974,378	5,789,997	—

Cash and cash equivalents, end of year	$974,378	$5,789,997	$3,130,561	$3,130,561

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Increase (decrease) in property and equipment included in accounts payable	$—	$109,665	$(101,578)	$8,087
Conversion of notes payable and accrued interest to preferred stock	—	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	3,896,001	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	16,940,297	—	16,940,297
Accretion of preferred stock	1,158,553	224,846	—	3,248,857
Warrants issued in connection with notes payable	1,228,568	—	—	1,258,642
Cash paid for interest	142,693	93,803	87,250	500,127

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements

(1) Description of the Business

        Redpoint Bio Corporation ("Redpoint" or the "Company") is leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food, beverage and pharmaceutical industries. Redpoint's food and beverage program is focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting, less costly, and more healthful foods and beverages. The Company's unique understanding of the biology of taste and its relationship to metabolic processes, satiety, and diabetes impact both the development of healthier foods and, potentially, new approaches to the treatment of diabetes and obesity. In addition, the Company has program aimed at suppressing the bitterness of oral medicines, enabling the development of novel formulations with improved acceptance and compliance across a broad range of dosage forms and therapeutic applications. Redpoint's research in diabetes and obesity stems from the observation that taste signaling in the gut is involved in important hormone secretion processes enabling the Company to leverage its research on lingual taste modulation to important therapeutic applications.

        Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2008. As of December 31, 2008, the Company had an accumulated deficit of $42.5 million and anticipates incurring additional losses for the foreseeable future. The Company expects to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through December 31, 2008, substantially all of the Company's revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through existing and future collaborations.

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

(2) Reverse Triangular Merger, Financing, Reincorporation Merger

  Completion of Merger

        Robcor Properties, Inc., a Florida corporation ("Robcor"), and its newly-formed subsidiary, Robcor Acquisition Corp., a Delaware corporation ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated March 12, 2007, by and among, Redpoint, formerly a privately-held Delaware corporation, on the one hand, and Robcor, Merger Sub, Robcor LLC, a Kentucky limited liability company and wholly-owned subsidiary of Robcor ("Robcor LLC") and Halter Financial Investments, L.P., a Texas limited partnership ("Halter"), and Michael Heitz ("Heitz"), as stockholders of Robcor, on the other hand. Pursuant to the Merger Agreement, Merger Sub, which Robcor had incorporated in the state of Delaware for the purpose of completing the transaction, merged into Redpoint (the "Reverse Merger") on March 12, 2007 (the "Closing" or the "Closing Date") with Redpoint continuing as the surviving entity in the Reverse Merger. As a result of the

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(2) Reverse Triangular Merger, Financing, Reincorporation Merger (Continued)

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

(c) Marketable Securities

        Marketable securities include investments in debt securities having original maturities of greater than three months. These marketable securities are treated for financial reporting purposes as available-for-sale and as such are reported at their fair market values. Unrealized gains and losses are recorded as a separate component of stockholders' equity. Any realized gains and losses are recorded in the results of operations.

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

(h) Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not recorded any impairment charges pursuant to SFAS No. 144.

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

(l) Fair Value of Financial Instruments

        The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2008, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

(m) Comprehensive Loss

        We apply SFAS No. 130, Reporting Comprehensive Income . This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital, in the stockholders' equity section of our balance sheet. Accumulated other comprehensive income consisted of unrealized gains and losses on marketable securities.

(n) Recent Accounting Pronouncements

        In June 2007, the Financial Accounting Standards Board (FASB) issued EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-03). EITF 07-03 specifies that nonrefundable advance payments for future research and development activities should be deferred and capitalized and should be recognized as an expense as the related goods are delivered or the related services are performed. If, subsequent to an advance payment, an entity no longer expects the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. As the guidance in EITF 07-03 is consistent with our existing policy, the adoption of EITF 07-03 effective January 1, 2008 did not have any impact on our financial statements or related disclosures.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. In February 2008, the FASB issued two final staff positions ("FSP") amending SFAS No. 157. FSP SFAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, "Accounting for Leases" and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.

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

        The Company's marketable securities are reported at fair value on the balance sheet based on quoted prices in active markets for identical assets (Level 1).

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

        Givaudan.    In March 2007, the Company entered into a Joint Research and Development and License Agreement (the "Givaudan Agreement") with Givaudan Schweiz AG, a Swiss company ("Givaudan") for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. Under the terms of the Givaudan Agreement, Redpoint received an upfront payment of $1,300,000 and will receive research funding over the initial 3.5 year term of the Givaudan Agreement, of up to $11,600,000. Redpoint is also eligible to receive reimbursement for costs incurred in connection with obtaining certain regulatory approvals. Redpoint will also be eligible to receive milestone payments of up to $2,500,000 upon the achievement of specified development and commercialization events as well as royalty payments based on net sales of Givaudan products that contain flavor systems incorporating compounds developed under the collaboration. The upfront payment of $1,300,000 is being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement. During 2007 and 2008, the Company recognized $279,000 and $371,000, respectively, of revenue attributable to the amortization of the upfront fee and $1,841,000 and $2,688,000, respectively, of revenue from research funding.

        Coca-Cola.    In December 2007, the Company entered into a research agreement (the "Coca-Cola Agreement") with The Coca-Cola Company ("Coca-Cola") for the development of certain technology

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(4) Research and Collaboration Agreements (Continued)

for use in soft drinks and non-alcoholic beverages. Under the terms of the Coca-Cola Agreement, the Company recognized $20,000 and $898,000 of revenue from research funding in 2007 and 2008, respectively. The agreement expired by its terms in December of 2008.

(5) Marketable Securities

        The following is a summary of available-for-sale securities:

		Gross Unrealized
As of December 31, 2007	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	$13,885,003	$38,655	$—	$13,923,658
Asset-backed securities	2,984,699	3,056	—	2,987,755

Total	$16,869,702	$41,711	$—	$16,911,413

		Gross Unrealized
As of December 31, 2008	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$4,125,301	$24,185	$—	$4,149,486
Government-sponsored enterprise debt	6,597,497	40,440	—	6,637,937
United States treasury notes	509,600	—	(71)	509,529

Total	$11,232,398	$64,625	$(71)	$11,296,952

        At December 31, 2008, all available-for-sale securities mature within one year. During the years ended December 31, 2007 and 2008, amortization of discounts and premiums related to marketable securities resulted in income of $194,729 and $290,371, respectively.

(6) Property and Equipment

        Property and equipment consisted of the following:

	December 31
	2007	2008
Laboratory equipment	$2,478,595	$3,017,053
Office equipment and furniture	265,491	290,187
Leasehold improvements	18,145	24,397

	2,762,231	3,331,637
Less accumulated depreciation	(1,466,288)	(2,091,123)

	$1,295,943	$1,240,514

        Depreciation expense was $408,004, $492,679, $624,835, and $2,133,836 for the years ended December 31, 2006, 2007, 2008 and period from August 16, 1995 (inception) through December 31, 2008, respectively.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(7) Accrued Expenses

        Accrued expenses consisted of the following:

	December 31
	2007	2008
Professional fees	$383,366	$205,101
Accrued franchise tax	50,183	—
Other	80,470	100,479

	$514,019	$305,580

(8) Debt

(a) Master Security Agreement and Loan and Security Agreement

        In February 2005, the Company entered into a Master Security Agreement with a finance company that provided for borrowings up to $3,200,000, subject to certain conditions, through December 2005. During 2005, the Company borrowed $2,001,810 under the Master Security Agreement in order to finance the purchase of laboratory and office equipment. Amounts borrowed are evidenced with promissory notes and are repayable in equal monthly payments, over 36 to 48 months, and are collateralized by the purchased equipment. The notes bear interest at rates varying between 9.4% and 10.4%. As of December 31, 2007 and 2008, $635,343 and $187,577, respectively was outstanding under the Master Security Agreement.

        In connection with the borrowings under the Master Security Agreement, the Company issued the finance company warrants to purchase 53,039 shares of the Company's common stock at an exercise price of $0.75 per share. The estimated fair value of the warrants of $30,074, determined using the Black-Scholes option-pricing model, was accounted for as deferred financing costs and is being amortized to interest expense over the remaining term of the notes.

        In September 2008, the Company entered into a Loan and Security Agreement with another finance company that provided for borrowings up $2,000,000 for the purchase of certain equipment and to be used for working capital purposes. During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement, of which $1,479,530 was outstanding at December 31, 2008. Amounts borrowed are evidenced with a promissory note, are repayable in equal monthly payments over 48 months, and are collateralized by the purchased equipment. The note bears interest of 12.1%. The Loan and Security Agreement contains certain protective provisions, including a material adverse change clause. As of December 31, 2008, the Company was in compliance with these protective provisions.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(8) Debt (Continued)

        The scheduled maturities of long-term debt outstanding at December 31, 2008 are as follows:

2009	$519,155
2010	374,110
2011	422,100
2012	351,742

1,667,107
Less current portion	(519,155)

$1,147,952

        Interest expense on notes payable recorded during the years ended December 31, 2006, 2007 and 2008 was $142,963, $89,138 and $86,568, respectively.

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

        In connection with the issuance of the Promissory Notes, the Company incurred $149,533 of debt issuance costs which were capitalized and were being amortized as interest expense over the one year anniversary of the initial May issuance date of the Promissory Notes. During the years ended December 31, 2006 and 2007, interest expense was $89,639 and $29,126, respectively, related to amortization of the debt issuance costs.

        In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company allocated the proceeds from the financing between the Promissory Notes and warrants based on their relative estimated fair values of $4,093,021 and $1,228,565, respectively. The relative fair value of the warrants was recorded against the carrying value of the Promissory Notes as an original issue discount (OID) which was being amortized as interest expense over the one year anniversary of the initial May issuance date of the Promissory Notes until the closing of the Reverse Merger. During the years ended December 31, 2006 and 2007, the Company recognized a noncash charge to interest expense of $597,903 and $302,032, respectively, for the amortization of the OID.

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

(10) Redeemable Convertible Preferred Stock

        During 2003 and 2004, the Company sold an aggregate of 5,820,875 shares of convertible preferred stock (Series A) at $2.10 per share, for gross proceeds of $12,223,832.

        In connection with the conversion of a previously outstanding convertible note, the Company issued 623,963 shares of Series A and also issued 236,987 shares of Junior Preferred in connection with the conversion of the accrued interest on the convertible notes in 2003.

        Dividends on each outstanding share of Series A and Junior Preferred accrued and compounded annually, and were cumulative at the annual rate of 8%. Dividends were payable only when and if declared by the board of directors.

        Each share of Preferred Stock was convertible at any time at the option of the holder into the number of shares of common stock obtained by dividing the original issue price (subject to certain adjustments), plus accrued and unpaid dividends, by the conversion price, as defined. The Preferred Stock was mandatorily convertible in the event of an initial public offering, as defined.

        At any time on or after October 31, 2008, the holders of a majority of the Preferred Stock could have required the Company to redeem the Series A at the applicable redemption price. In the case of the Series A, the redemption price was equal to the greater of (i) the original issue price plus any accumulated unpaid dividends, or (ii) the fair value of the shares of common stock then issuable upon conversion of such shares of Series A. In the case of the Junior Preferred, the redemption price was equal to the original issue price of $2.10 per share.

        In connection with the Reverse Merger, the Series A and Junior Preferred converted into 22,774,963 shares of common stock.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(11) Stockholders' Equity

(a) Common Stock

        The Company was party to a number of agreements that provided for dilution protection to certain investors. In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company pursuant to certain antidilution protection. During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represented the fair value of those shares. As of December 31, 2008, none of the Company's existing agreements contain dilution protection provisions.

(b) Warrants

        As of December 31, 2008, the following warrants to purchase Common Stock were outstanding:

Number of shares	Exercise price	Expiration
53,039	$0.75	February-December 2012
6,182,287	$1.35	March 2010
4,015,059	$1.35	April 2010
3,574,906	$0.97	April 2012

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

        If the Company fails to maintain the effectiveness of the "resale" registration statement, a 1% penalty will be assessed for each monthly period that the registration statement is not effective, capped at 12%. The penalty will be payable monthly in either cash or additional shares of common stock, as determined by the Company. The Company follows FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2), which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments relate. Contingent obligations in a registration payment arrangement are separately analyzed under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If we determine a penalty payment is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2008, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

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

        On April 20, 2007, the Company approved an amendment to the 2007 Plan, which increased the maximum number of shares of common stock reserved for issuance under the 2007 Plan by an additional 4,132,705 shares from 13,511,562 to 17,644,267 shares of common stock. As of December 31, 2008, 5,898,256 shares were reserved for future issuances under the 2007 Plan.

        The following is a summary of stock option activity under the Plan through December 31, 2008:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Intrinsic Value
Outstanding at December 31, 2005	4,602,925	$0.15
Granted	952,835	0.20
Forfeited	(129,711)	0.15

Outstanding at December 31, 2006	5,426,049	0.16
Granted	5,782,016	0.79
Forfeited	(1,187,238)	0.61
Exercised	(416,866)	0.15

Outstanding at December 31, 2007	9,603,961	0.49
Granted	1,689,938	0.65
Forfeited	—	—
Exercised	(271,883)	0.15

Outstanding at December 31, 2008	11,022,016	$0.52	7.4 years	—

Exercisable at December 31, 2008	6,417,936	$0.37	6.6 years	—

        The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2008 was $240,380 and $88,709.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(12) Stock Options Plans (Continued)

        All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company's common stock. The Company received proceeds of $83,296 and $40,782 for option exercises in 2007 and 2008, respectively.

        The per-share weighted average fair value of the options granted during the years ended December 31, 2006, 2007 and 2008 was estimated at $0.34, $0.52 and $0.41 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31
	2006	2007	2008
Expected dividend yield	—	—	—
Expected volatility	73%	68%	68%
Risk-free interest rate	4.37%	4.45%	3.05%
Expected life of options	6 years	6 years	6 years

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

        The Company recognized $17,644, $489,845 and $860,396 of stock-based employee compensation expense pursuant to SFAS 123R for the years ended December 31, 2006, 2007 and 2008 respectively. As of December 31, 2008, there was $1,912,864 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.4 years.

        During 2005, 2006, and 2008 the Company granted options to purchase 166,920, 166,920 and 40,000 shares, respectively, of common stock to non-employee consultants. The grants vest over three years. The Company recorded $33,158, $102,223 and $(15,022) of stock-based compensation expense (benefit) during the years ended December 31, 2006, 2007, and 2008, respectively, which represents the estimated fair value of the options based on the Black-Scholes option-pricing model.

(13) Commitments

(a) Leases

        The Company leases office and laboratory space and equipment under operating leases expiring through 2017. Rent expense under these operating leases was $221,000, $792,000 and $967,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(13) Commitments (Continued)

        Future minimum lease payments as of December 31, 2008 are as follows:

Year Ending December 31,	Amount
2009	$856,537
2010	833,652
2011	839,723
2012	845,915
2013	852,230
Thereafter	2,595,860

$6,823,917

        In October 2006, the Company paid a $250,000 deposit for its new facility which has been recorded in other assets on the accompanying balance sheet.

(b) Employment-Related Agreements

        The Company has entered into employment agreements with certain key executives, providing for base salaries plus performance incentive bonuses. In March 2007, the Company entered into a separation agreement with a former officer that required the Company to make an aggregate payment of $169,900, which was paid in bimonthly installments through September 2007.

(14) Income Taxes

        As of December 31, 2008, the Company had approximately $32,428,000 and $21,412,000 of federal and state net operating loss carryforwards, respectively, and approximately $847,000 and $542,000 of federal and state research and development credit carryforwards, respectively, available to offset future federal and state taxable income. The federal net operating loss carryforward will expire beginning in 2022, and the state net operating loss carryforwards began expiring in 2008. The federal research and development credit carryforward will expire beginning in 2020, and the state research and development carryforward will expire beginning in 2018.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(14) Income Taxes (Continued)

        The following table summarizes the components of the deferred tax assets and liabilities as of:

	December 31
	2007	2008
Net operating losses	$9,107,000	$12,689,000
Research and development credit	1,023,000	1,205,000
Other temporary differences	860,000	765,000

Gross deferred tax assets	10,990,000	14,659,000
Valuation allowance	(10,948,000)	(14,598,000)

Total deferred tax assets	42,000	61,000
Fixed assets	(42,000)	(61,000)

Total deferred tax liabilities	(42,000)	(61,000)

Net deferred tax assets	$—	$—

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2007 and 2008. The valuation allowance in 2008 increased by $3,650,000 over 2007 related primarily to additional net operating losses incurred by the Company.

        Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss and tax credit carryforwards is limited following a greater than 50% change in ownership during a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss and tax credit carryforward period. Prior equity financings may significantly limit our ability to utilize net operating loss and tax credit carryforwards against future taxable income under Sections 382 and 383.

        During 2005, 2006 and 2008, the Company sold $3,128,427, $5,776,876 and $2,462,129 of New Jersey State operating loss carryforwards resulting in the recognition of a benefit of $253,403, $465,803 and $266,772 respectively.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through December 31, 2008, we determined that we had no liability for uncertain income taxes as prescribed by FIN 48. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(14) Income Taxes (Continued)

authorities, and will continue to remain open for a period of time post utilization. The adoption of FIN 48 did not have an impact on the Company's results of operations and financial position.

(15) 401(k) Plan

        The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. During the year ended December 31, 2007, the Company began making matching contributions in the amount of 50% of employee contributions up to 6%. The Company, in its discretion, may also make certain contributions to the plan. The Company contributed $57,000 and $92,000 as matching contributions for the years ended December 31, 2007 and 2008, respectively.

(16) Quarterly Results (unaudited)

        The following tables summarize the quarterly results of operations for each of the quarters in 2007 and 2008. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information set forth herein.

	2007 Results
	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
Revenues	$40,851	$675,542	$710,123	$802,945	$2,229,461
Net loss applicable to common stockholders	(5,272,315)	(1,588,505)	(1,909,144)	(1,931,269)	(10,701,233)
Basic and diluted net loss per common share(1)	$(0.30)	$(0.02)	$(0.02)	$(0.02)	$(0.17)

	2008 Results
	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
Revenues	$908,605	$1,031,305	$1,057,174	$1,002,168	$3,999,252
Net loss applicable to common stockholders(2)	(2,491,869)	(2,594,300)	(2,609,143)	(1,825,747)	(9,521,059)
Basic and diluted net loss per common share(1)	$(0.03)	$(0.03)	$(0.03)	$(0.02)	$(0.12)

(1)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amounts due to rounding.

(2)
The net loss for the three months ended December 31, 2008 reflects the reversal of $435,777 of accrued bonuses previously recognized in 2008, as a result of the Company's decision not to pay 2008 bonuses.