Form 10-Q
period 2009-03-31
Redpoint Bio CORP
filed 2009-05-14
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of May 13, 2009 was 79,495,870.

REDPOINT BIO CORPORATION

i

PART I. FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$3,130,561	$3,246,112
Marketable securities	11,296,952	8,888,963
Accounts receivable	139,095	383,521
Prepaid expenses and other current assets	313,456	244,513
Total current assets	14,880,064	12,763,109
Property and equipment, net	1,240,514	1,100,060
Other assets	321,978	312,990
Total assets	$16,442,556	$14,176,159
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$519,155	$457,287
Accounts payable	877,642	807,345
Accrued expenses	305,580	300,329
Accrued compensation	15,610	404,541
Deferred revenue	371,320	557,154
Total current liabilities	2,089,307	2,526,656
Long-term debt	1,147,952	1,058,614
Deferred revenue	278,582	—
Total liabilities	3,515,841	3,585,270
Commitments (Note 9)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,495,870 shares at December 31, 2008 and issued and outstanding 79,495,870 shares at March 31, 2009	7,950	7,950
Additional paid-in-capital	55,371,501	55,599,435
Deficit accumulated during development stage	(42,517,290)	(45,035,693)
Accumulated other comprehensive income	64,554	19,197
Total stockholders’ equity	12,926,715	10,590,889
Total liabilities and stockholders’ equity	$16,442,556	$14,176,159

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2009,		August 16, 1995 (Inception) to
	2008	2009	March 31, 2009
Research and grant revenue	$908,605	$1,058,741	$11,520,315
Operating expenses:
Research and development	1,985,713	1,921,491	30,359,218
General and administrative	1,632,203	1,659,265	21,861,176
Total operating expenses	3,617,916	3,580,756	52,220,394
Operating loss	(2,709,311)	(2,522,015)	(40,700,079)
Interest income	232,725	55,661	1,574,239
Interest expense	(15,283)	(52,049)	(3,482,942)
Loss before income taxes	(2,491,869)	(2,518,403)	(42,608,782)
Income tax benefit	—	—	985,978
Net loss	(2,491,869)	(2,518,403)	$(41,622,804)
Basic and diluted net loss per common share	$(0.03)	$(0.03)
Weighted average of shares outstanding	79,319,299	79,495,870

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		August 16, 1995 (Inception) to
	2008	2009	March 31, 2009
Cash flows from operating activities:
Net loss	$(2,491,869)	$(2,518,403)	$(41,622,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	153,256	144,817	2,278,653
Amortization of discounts and premiums on marketable securities	(112,613)	(17,102)	(502,202)
Options, warrants and stock issued for services and dilution provisions	195,149	227,934	3,689,218
Beneficial conversion feature	—	—	1,228,565
Amortization of discount on convertible notes	—	—	899,935
Amortization of deferred financing costs	7,519	4,700	149,474
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	50,114	(244,426)	(383,521)
Prepaid expenses and other assets	108,882	73,231	(818,281)
Accounts payable	190,833	(63,667)	1,114,344
Accrued expenses and accrued compensation	(404,452)	383,680	836,480
Deferred revenue	748,589	(92,748)	557,154
Net cash used in operating activities	(1,554,592)	(2,101,984)	(32,075,312)
Cash flows from investing activities:
Maturity and sales of marketable securities	10,496,993	4,900,000	37,646,994
Purchases of marketable securities	(8,860,739)	(2,520,266)	(46,014,559)
Purchases of property and equipment	(208,774)	(10,993)	(3,377,273)
Net cash provided by (used in) investing activities	1,427,480	2,368,741	(11,744,838)
Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	—	3,614,710
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(137,807)	(151,206)	(2,151,266)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	32,533	—	124,078
Common stock reacquired	—	—	(283,121)
Net cash (used in) provided by financing activities	(105,274)	(151,206)	47,066,262
Net (decrease) increase in cash and cash equivalents	(232,386)	115,551	3,246,112
Cash and cash equivalents, beginning of period	5,798,997	3,130,561	—
Cash and cash equivalents, end of period	$5,557,611	$3,246,112	$3,246,112
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Property and equipment included in accounts payable	$18,780	$(6,630)	$1,457
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297
Accretion of preferred stock	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	14,526	48,106	548,233

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.                          Description of the Business, Basis of Presentation, and Liquidity

Description

 Redpoint Bio Corporation (“Redpoint” or the “Company”) is leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food, beverage and pharmaceutical industries.  Redpoint’s food and beverage program is focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting, less costly, and more healthful foods and beverages. The Company’s unique understanding of the biology of taste and its relationship to metabolic processes, satiety, and diabetes impact both the development of healthier foods and, potentially, new approaches to the treatment of diabetes and obesity.  In addition, the Company has a program aimed at suppressing the bitterness of oral medicines, enabling the development of novel formulations with improved acceptance and compliance across a broad range of dosage forms and therapeutic applications.  Redpoint’s research in diabetes and obesity stems from the observation that taste signaling in the gastrointestinal tract is involved in important hormone secretion processes enabling the Company to leverage its research on lingual taste modulation to important therapeutic applications.

Basis of Presentation

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to the 2008 financial statements and footnotes thereto of Redpoint included in the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity

During the last year, the Company made only limited progress towards achieving its scientific and business goals. Although our continued research and development efforts have led us to certain advances within our taste technology platform, and we are beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity, since December 2007 we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering-Plough Corporation.  Redpoint was also unable to renew its one year research agreement with The Coca-Cola Company and our agreement with Givaudan was terminated on May 1, 2009 (see note 7).  Givaudan cited the fact that certain collaboration objectives had not been achieved during the collaboration as its reasoning for terminating the Agreement.  Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, in February 2009, we announced a restructuring which reduced our workforce by approximately 33%, and we may need to make further reductions in our expenses. In addition, in November 2008, the Company retained Burrill & Company to advise us on strategic alternatives. We believe that our current capital resources should be sufficient to meet our operating and capital requirements at least through May 2010.

We expect that substantially all of our cash-inflows for the foreseeable future will come from future corporate collaborations, license agreements and interest earned on the proceeds from our sales of marketable securities.  We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility.  For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed and as a result, we may need to pursue other strategic alternatives.

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

3.                          Summary of Significant Accounting Policies

(a)         Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.  Illiquid credit markets, volatile equity, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in those future periods.

(b)         Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents.

(c)          Marketable Securities

Marketable securities include investments in debt securities having original maturities of greater than three months. These marketable securities are treated for financial reporting purposes as available-for-sale and as such are reported at their fair market values. Unrealized gains and losses have been recorded as a separate component of stockholders’ equity. All realized gains and losses are recorded in the results of operations.  The Company’s marketable securities are reported at fair value on the balance sheet based on quoted prices in active markets for identical assets.

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

(k)         Net Loss per Common Share

Basic net loss per common share is computed in accordance with SFAS No. 128, Earnings per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Stock options and warrants to purchase an aggregate of 25,153,466 and 24,682,307 common shares were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2009 and 2008, respectively.  In all periods presented, our diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(l)            Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2008 and March 31, 2009, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

(m)      Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements.  We adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities.  However, the FASB deferred the effective date of SFAS No. 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  We adopted these remaining provisions of SFAS No. 157 on January 1, 2009.  The adoption of SFAS No. 157 did not have a material impact on our financial statements.

(n)         Comprehensive Loss

We apply SFAS No. 130, Reporting Comprehensive Income.  This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.  Other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities for the three months ended March 31, 2009.  For the three months ended March 31, 2009 and 2008, comprehensive loss was:

	Three Months Ended March 31,
	2008	2009
Net loss	$(2,491,869)	$(2,518,403)
Other comprehensive income (loss)	65,276	(45,357)
Comprehensive income (loss)	$(2,426,593)	$(2,563,760)

4.                          Debt — Master Security Agreements

In February 2005, the Company entered into a Master Security Agreement with a finance company that provided for borrowings up to $3,200,000, subject to certain conditions, through December 2005. During 2005, the Company borrowed $2,001,810 under the Master Security Agreement in order to finance the purchase of laboratory and office equipment. Amounts borrowed are evidenced with promissory notes and are repayable in equal monthly payments, over 36 to 48 months, and are collateralized by the purchased equipment. The notes bear interest at rates varying between 9.4% and 10.4%.  As of December 31, 2008 and March 31, 2009, $187,577 and $115,553, respectively, was outstanding under the Master Security Agreement.

In connection with the borrowings under the Master Security Agreement, the Company issued the finance company warrants to purchase 53,039 shares of the Company’s common stock at an exercise price of $0.75 per share. The estimated fair value of the warrants of $30,074, determined using the Black-Scholes option-pricing model, was accounted for as deferred financing costs and is being amortized to interest expense over the remaining term of the notes.

In September 2008, the Company entered into a Loan and Security Agreement with another finance company that provided for borrowings of up to $2,000,000 to be used for the purchase of certain equipment and for working capital purposes.  During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement.  As of December 31, 2008 and March 31, 2009, $1,479,530 and $1,400,348, respectively was outstanding under the Loan and Security Agreement. Amounts borrowed are evidenced with a promissory note, are repayable in equal monthly payments over 48 months, and are collateralized by the purchased equipment.  The note bears interest of 12.1%.  The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred.  As of March 31, 2009, the Company was in compliance with these provisions.

The scheduled maturities of long-term debt outstanding at March 31, 2009 are as follows:

2009	367,949
2010	374,110
2011	422,100
2012	351,742
1,515,901
Less current portion	(457,287)
$1,058,614

Interest expense on notes payable for the three months ended March 31, 2008 and 2009, was $13,403 and $47,350, respectively.

5.                          Marketable Securities

The following is a summary of available-for-sale securities:

		Gross Unrealized
As of December 31, 2008	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$4,125,301	$24,185	$—	$4,149,486
Government-sponsored enterprise debt	6,597,497	40,440	—	6,637,937
United States treasury notes	509,600	—	(71)	509,529

Total	$11,232,398	$64,625	$(71)	$11,296,952

		Gross Unrealized
As of March 31, 2009	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	$1,992,150	$6,913	$—	$1,999,063
Government-sponsored enterprise debt	6,373,776	13,566	(1,252)	6,386,090
United States treasury notes	503,840	—	(30)	503,810

Total	$8,869,766	$20,479	$(1,282)	$8,888,963

As of March 31, 2009, all available-for-sale securities mature within one year. During the three months ended March 31, 2008 and 2009, amortization of discounts and premiums related to marketable securities resulted in income of $112,613 and $17,102, respectively.

6.                          Stockholders’ Equity

(a)         Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of March 31, 2009, none of the Company’s existing agreements contain dilution protection provisions.

(b)         Warrants

As of March 31, 2009, the Company had the following warrants to purchase Common Stock outstanding:

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

The following is a summary of stock option activity under the Plan during the three months ended March 31, 2009:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2008	11,022,016	$0.52
Granted	930,000	0.07
Exercised	—	—
Forfeited	(623,841)	0.72
Outstanding at March 31, 2009	11,328,175	$0.47	6.85	$18,600

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. As of March 31, 2009, there were 5,592,097 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the three months ended March 31, 2008 and 2009 was estimated at $0.42 and $0.05, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $195,149 and $227,934 of compensation expense pursuant to SFAS 123R for the three months ended March 31, 2008 and 2009, respectively. As of March 31, 2009, there was approximately $1.4 million of unrecognized compensation expense related to unvested stock options granted to employees and non-employee directors, which is expected to be recognized over a weighted average period of 2.1 years.

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

7.                          Research and Development Collaboration

Givaudan.     In March 2007, the Company entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, a Swiss company (“Givaudan”) for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1,300,000 and Givaudan provided research funding to the Company over the term of the Agreement.  On April 2, 2009, the Company announced that Givaudan would be terminating the Agreement, effective as of May 1, 2009, and that Givaudan reserved its rights under the Agreement with respect to certain collaboration compounds.  The upfront payment of $1,300,000 was being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement.  During the three months ended March 31, 2008 and 2009, the Company recognized approximately $93,000 and $93,000, respectively, of revenue attributable to the amortization of the upfront fee and approximately $614,000 and $812,000 of revenue from research funding, respectively. As of March 31, 2009 the remaining unamortized portion of the upfront payment was approximately $557,000 and will be recognized as revenue during the quarter ending June 30, 2009, as a result of the termination.

Coca-Cola.     In December 2007, the Company entered into a research agreement (the “Coca-Cola Agreement”) with The Coca-Cola Company for the development of certain technology for use in soft drinks and non-alcoholic beverages. The initial term of the Coca-Cola Agreement was for 12 months, subject to extension upon mutual agreement of the parties.  The agreement expired by its terms in December of 2008.  Pursuant to the Coca-Cola Agreement, during the three months ended March 31, 2008, the Company recognized approximately $202,000 of revenue from research funding.

8. Restructuring

During the quarter ended March 31, 2009, the Company announced a restructuring which reduced its workforce by approximately 33%. In connection with the restructuring, the Company incurred severance costs of $376,394 which are included in general and administrative expenses on the accompanying statements of operations for the three months ended March 31, 2009. The Company had the following accrual related to severance which is included in accrued compensation on the accompanying balance sheet as of March 31, 2009:

	December 31, 2008	2009 Expense	2009 Payments	March 31, 2009
Severance and benefits	$	$376,394	$(138,210)	$238,184
	$	$376,394	$(138,210)	$238,184

9. Commitments

Leases

Future minimum lease payments as of March 31, 2009 are as follows:

Year Ending December 31,	Amount
2009	$651,000
2010	833,000
2011	840,000
2012	846,000
2013	852, 000
Thereafter	2,887,000
$6,909,000

In October 2006, the Company paid a $250,000 deposit for its new facility which has been recorded in other assets on the accompanying balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2009. As of March 31, 2009, Redpoint had an accumulated deficit of $45.0 million and anticipates incurring additional losses for the foreseeable future. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  We have not yet developed any products that are commercially available.

Through March 31, 2009, our revenue has come solely from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007, we completed the final closing of the private placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  Under the terms of the agreement, Redpoint and Givaudan were collaborating exclusively with each other to discover and develop compounds that act primarily through the modulation of the TRPm5 channel. In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1.3 million and Givaudan provided research funding to the Company over the term of the Agreement.  On April 2, 2009, the Company announced that Givaudan would be terminating the

Agreement, effective as of May 1, 2009, and that Givaudan reserved its rights under the Agreement with respect to certain collaboration compounds. Givaudan cited the fact that certain collaboration objectives had not been achieved during the collaboration as its reasoning for terminating the Agreement. Through March 31, 2009, including the upfront fee, we received $6.4 million in research and development funding.

In December 2007, we entered into a one year research agreement with The Coca-Cola Company, referred to herein as Coca-Cola, for the development of certain technology for use in soft drinks and other non-alcoholic beverages. In consideration of our agreement to conduct research for the development of certain technology and grant exclusive licenses and other rights, Coca-Cola paid us approximately $0.9 million. The agreement expired by its terms in December of 2008.

During the last year, the Company made only limited progress towards achieving its scientific and business goals. Although our continued research and development efforts have led us to certain advances within our taste technology platform, and we are beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity, since December 2007 we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering-Plough Corporation. Redpoint was also unable to renew its one year research agreement with The Coca-Cola Company and our agreement with Givaudan ended on May 1, 2009.  Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, in February 2009, we announced a restructuring which reduced our workforce by approximately 33% and we may need to make further reductions in our expenses. In addition, in November 2008, the Company retained Burrill & Company to advise us on strategic alternatives.

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

To leverage our technology, in March 2007, we entered into the Givaudan Agreement where we were collaborating exclusively with each other to discover and develop Enhancer Compounds and Bitter Blocker Compounds that act primarily through the modulation of the TRPm5 channel.  The agreement with Givaudan was terminated by Givaudan on May 1, 2009.  Also, in December 2007, we entered into a one year research agreement with Coca-Cola for the development of certain technology for use in soft drinks and other non-alcoholic beverages. The agreement with Coca-Cola expired by its terms in December 2008.  In November 2008, we announced that we had signed an agreement to collaborate with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications. This expanded feasibility agreement builds upon the successful completion of a previous research study between the parties.

We may also partner with other major ingredient suppliers, or food and beverage companies, to develop and commercialize taste enhancers that act through a variety of other newly discovered mechanisms of taste sensation in exchange for technology access fees, research funding, product development milestones, and product royalties. In addition, we may form partnerships with pharmaceutical companies to develop and market liquid and innovative pharmaceutical formulations in exchange for technology access fees, research funding, product development milestones and product royalties.  We are also seeking collaborations with major pharmaceutical companies for the further development and optimization of our compounds for therapeutic applications in diabetes and obesity.

Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

Research and Development

Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes/obesity research programs as well as amounts paid to third parties to conduct research on our behalf. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies. We charge research and development costs to operations as incurred.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related benefit expenses for business development, financial, legal and other administrative functions. In addition, we incur external costs for professional fees for legal, patent and accounting services.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Research and Grant Revenue.  For the three months ended March 31, 2009, we recorded revenue of $1.1 million, which included $0.9 million from our Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  The revenues from Givaudan include $0.1 million attributable to the upfront fee which was being recognized as revenue over the initial 3.5 year term of the agreement and $0.8 million of research funding.  On April 2, 2009, we announced that Givaudan would be terminating the Givaudan Agreement, effective as of May 1, 2009.  As of March 31, 2009 the remaining unamortized portion of the upfront payment was approximately $0.6 million and will be recognized as revenue during the quarter ending June 30, 2009 as a result of the termination.  The remaining $0.2 million of revenue was from other agreements including a feasibility research program we conducted with Schering-Plough Corporation in the area of taste science research for pharmaceutical applications. For the three months ended March 31, 2008, we recorded revenue of $0.9 million, which included $0.7 million from our Givaudan Agreement, including $0.1 million attributable to the upfront fee and $0.6 million of research funding. The remaining $0.2 million of revenue was from the commencement of our Coca-Cola Agreement, which began on December 13, 2007, for the development of certain technology for use in soft drinks and non-alcoholic beverages and which expired by its terms in December of 2008. Now that the Givaudan Agreement has been terminated, the Company does not have any current sources of revenue.

Research and Development Expenses.  Our research and development expenses were $1.9 million for the three months ended March 31, 2009 compared to $2.0 million for the three months ended March 31, 2008.  Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs as well as amounts paid to third parties to conduct research on our behalf.  Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $1.7 million for the three months ended March 31, 2009 compared to $1.6 million for the three months ended March 31, 2008.  During the three months ended March 31, 2009 we recognized costs associated with our restructuring of approximately $0.4 million which was partially offset by reduced expenditures associated with patent, investor relations and other professional fees.

Interest Income.  Interest income was $0.1 million for the three months ended March 31, 2009 compared to $0.2 million during the three months ended March 31, 2008.

Interest Expense.  Interest expense was $0.1 million for the three months ended March 31, 2009 compared to a nominal amount for the three months ended March 31, 2008. In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. As of March 31, 2009, we have borrowed approximately $1.5 million pursuant to the Loan and Security Agreement.

Liquidity and Capital Resources

At March 31, 2009, we had cash, cash equivalents and marketable securities of $12.1 million and working capital of $10.2 million. Since inception, we have used $32.1 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through March 31, 2009, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8  million, cash received from corporate collaborations totaling $9.9 million, government grants totaling $1.8 million, and capital equipment financing totaling $3.6 million.

In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. As of March 31, 2009, we have borrowed approximately $1.5 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.5 million was for general working capital.

On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007 we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

During the last year, the Company made only limited progress towards achieving its scientific and business goals. Although our continued research and development efforts have led us to certain advances within our taste technology platform, and we are beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity, since December 2007 we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering-Plough Corporation.  Redpoint was also unable to renew its one year research agreement with The Coca-Cola Company and our agreement with Givaudan was terminated on May 1, 2009.  Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, in February 2009, we announced a restructuring which reduced our workforce by approximately 33%, and we may need to make further reductions in our expenses. In addition, the Company retained Burrill & Company to advise us on strategic alternatives. We believe that our current capital resources should be sufficient to meet our operating and capital requirements at least through May 2010.

We expect that substantially all of our cash-inflows for the foreseeable future will come from future corporate collaborations, license agreements and interest earned on the proceeds from our sales of marketable securities.  We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility.  For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed and as a result, we may need to pursue other strategic alternatives.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of March 31, 2009:

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Thereafter
Operating leases	$6,909,000	$651,000	$1,673,000	$1,698,000	$2,887,000
Long-term debt	1,516,000	368,000	796,000	352,000	—
License payments	275,000	25,000	50,000	50,000	150,000
	$8,700,000	$1,044,000	$2,519,000	$2,100,000	$3,037,000

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.  During the quarter ended March 31, 2009, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of March 31, 2009.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by approximately $0.1 million for the three months ended March 31, 2009.

ITEM 4T.                               CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of March 31, 2009, we had an accumulated deficit of $45.0 million, and anticipate incurring additional losses for the foreseeable future. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. We believe that our current capital resources should be sufficient to meet our operating and capital requirements at least through May 2010. Our future requirements will depend on many factors, including:

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

A key element of our food and beverage strategy is to commercialize our taste enhancers through product discovery and development collaborations with major ingredient suppliers and/or end users. Our pharmaceutical strategy depends on establishing collaborations and licensing agreements with major pharmaceutical, over-the-counter and generic companies. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. For example, we were unable to renew our one year research agreement with The Coca-Cola Company and our agreement with Givaudan ended on May 1, 2009.  Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

We also face substantial competition with respect or our diabetes program. Type 2 diabetes is a disease characterized by persistent hyperglycemia due to the body’s inability to produce enough or respond to insulin, a hormone regulating the absorption of sugar. Most treatments, outside of insulin replacement, focus on correcting high blood sugar by either stimulating the pancreas to produce more insulin, enhancing tissue sensitivity to insulin, or by inhibiting the production and release of glucose from the liver. There are many drugs currently available for treating diabetes and metabolic disease, either alone or in combination with other drugs. There are several classes of anti-diabetic treatments, either orally available or injectable, including insulin, GLP-1 receptor agonists, sulfonylureas, DPP-IV inhibitors, PPAR agonists, and biguanides. Many of these drugs exhibit not only limited efficacy, but are also associated with less than desired tolerability and significant mechanism-based side effects. Several new classes of anti-diabetic treatments have recently been developed, including incretin mimetics such as Exendin-4, a GLP-1 mimetic, which enhance glucose-dependent insulin secretion by the pancreatic beta-cell and slows gastric emptying, and DPP-IV inhibitors which work by preventing the inactivation of endogenous GLP-1. Additionally, new mechanisms such as GPR119 receptor agonists are being developed as glucose-dependent insulin and GLP-1 secretagogues expected to lower postprandial glucose and reduce weight gain.

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

Because of the substantial length of time and expense associated with the development of new products, we, along with the rest of the ingredient, food and beverage industry and pharmaceutical industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes. Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies, taste enhancers or aversive taste blockers and our pharmaceutical products. Patent positions may be highly uncertain and may involve complex legal and taste receptors, proteins, chemical synthesis techniques, compounds and methods for using them to modulate taste for which we seek patent protection. No consistent pattern regarding the allowability or scope of claims in many of our pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

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

We are not currently a party to any litigation, interference, opposition, protest, reexamination or any other potentially adverse governmental, ex parte or inter-party proceeding with regard to our patent or trademark positions. However, the life sciences and other technology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Many life sciences and other technology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we become involved in litigation, interference proceedings, oppositions, reexaminations, protests or other potentially adverse intellectual property proceedings as a result, for example, of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, diversion of management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

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

Based on the aggregate number of shares of our common stock that are outstanding as of March 31, 2009, our officers and directors beneficially own approximately 11.77% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 6.                                                     EXHIBITS

Exhibit No.

10.1

Separation of Employment Agreement and General Release, by and between the Company and Robert W. Bryant, Ph.D., dated January 9, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2009).

10.2

Confidential Separation Agreement and General Release, by and between the Company and Scott Siegel, Ph.D., dated February 26, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 4, 2009).

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

REDPOINT BIO CORPORATION

May 14, 2009	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2009	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1

Separation of Employment Agreement and General Release, by and between the Company and Robert W. Bryant, Ph.D., dated January 9, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2009).

10.2

Confidential Separation Agreement and General Release, by and between the Company and Scott Siegel, Ph.D., dated February 26, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 4, 2009).

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