Form 10-Q
period 2009-06-30
Redpoint Bio CORP
filed 2009-08-13
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of August 12, 2009 was 79,772,621.

REDPOINT BIO CORPORATION

i

PART I. FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$3,130,561	$6,267,681
Marketable securities	11,296,952	3,762,090
Accounts receivable	139,095	—
Prepaid expenses and other current assets	313,456	219,167
Total current assets	14,880,064	10,248,938
Property and equipment, net	1,240,514	961,070
Other assets	321,978	327,335
Total assets	$16,442,556	$11,537,343
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$519,155	$422,512
Accounts payable	877,642	735,636
Accrued expenses	305,580	329,062
Accrued compensation	15,610	417,359
Deferred revenue	371,320	—
Total current liabilities	2,089,307	1,904,569
Long-term debt	1,147,952	966,541
Deferred revenue	278,582	—
Total liabilities	3,515,841	2,871,110
Commitments (Note 9)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,495,870 shares at December 31, 2008 and issued and outstanding 79,495,870 shares at June 30, 2009	7,950	7,950
Additional paid-in-capital	55,371,501	55,754,076
Deficit accumulated during development stage	(42,517,290)	(47,098,416)
Accumulated other comprehensive income	64,554	2,623
Total stockholders’ equity	12,926,715	8,666,233
Total liabilities and stockholders’ equity	$16,442,556	$11,537,343

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		August 16, 1995 (Inception) to
	2008	2009	2008	2009	June 30, 2009
Research and grant revenue	$1,031,305	$809,687	$1,939,910	$1,868,428	$12,330,002
Operating expenses:
Research and development	2,172,853	1,485,586	4,158,566	3,407,077	31,844,804
General and administrative	1,587,710	1,366,857	3,219,913	3,026,122	23,228,033
Total operating expenses	3,760,563	2,852,443	7,378,479	6,433,199	55,072,837
Operating loss	(2,729,258)	(2,042,756)	(5,438,569)	(4,564,771)	(42,742,835)
Interest income	147,395	46,531	380,120	102,192	1,620,770
Interest expense	(12,437)	(66,498)	(27,720)	(118,547)	(3,549,440)
Loss before income taxes	(2,594,300)	(2,062,723)	(5,086,169)	(4,581,126)	(44,671,505)
Income tax benefit	—	—	—	—	985,978
Net loss	(2,594,300)	(2,062,723)	(5,086,169)	(4,581,126)	$(43,685,527)
Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.06)	$(0.06)
Weighted average of shares outstanding	79,462,299	79,495,870	79,390,799	79,495,870

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		August 16, 1995 (Inception) to
	2008	2009	June 30, 2009
Cash flows from operating activities:
Net loss	$(5,086,169)	$(4,581,126)	$(43,685,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	323,205	285,296	2,419,132
Amortization of discounts and premiums on marketable securities	(214,995)	1,979	(483,121)
Options, warrants and stock issued for services and dilution provisions	426,641	382,575	3,843,859
Beneficial conversion feature	—	—	1,228,565
Amortization of discount on convertible notes	—	—	899,935
Amortization of deferred financing costs	15,038	8,893	153,667
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	(66,836)	139,095	—
Prepaid expenses and other assets	92,120	80,039	(811,473)
Accounts payable	(35,194)	(142,006)	1,036,005
Accrued expenses and accrued compensation	(241,094)	425,231	878,031
Deferred revenue	447,888	(649,902)	—
Net cash used in operating activities	(4,339,396)	(4,049,926)	(34,023,254)
Cash flows from investing activities:
Maturity and sale of marketable securities	14,496,994	10,490,000	43,236,994
Purchases of marketable securities	(9,864,006)	(3,019,048)	(46,513,341)
Purchases of property and equipment	(450,701)	(5,852)	(3,372,132)
Net cash provided by (used in) investing activities	4,182,287	7,465,100	(6,648,479)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	3,614,710
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(249,369)	(278,054)	(2,278,114)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	40,782	—	124,078
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	(208,587)	(278,054)	46,939,414
Net increase (decrease) in cash and cash equivalents	(365,696)	3,137,120	6,267,681
Cash and cash equivalents, beginning of period	5,789,997	3,130,561	—
Cash and cash equivalents, end of period	$5,424,301	$6,267,681	$6,267,681
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Property and equipment included in accounts payable	$7,537	$—	$—
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297
Accretion of preferred stock	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	26,001	91,104	591,231

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.                          Description of the Business, Basis of Presentation, and Liquidity

Description

Redpoint Bio Corporation (“Redpoint” or the “Company”) is leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries.  Redpoint’s food and beverage program is focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting, less costly, and more healthful foods and beverages. The Company’s unique understanding of the biology of taste and its relationship to metabolic processes, satiety, and diabetes impact both the development of healthier foods and, potentially, new approaches to the treatment of diabetes and obesity.  Redpoint’s research in diabetes and obesity stems from the observation that taste signaling in the gastrointestinal tract is involved in important hormone secretion processes enabling the Company to leverage its research on lingual taste modulation to important therapeutic applications.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to the 2008 financial statements and footnotes thereto of Redpoint included in the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity

Our continued research and development efforts have led us to certain advances within our taste technology platform, including our recent announcement concerning the identification of RP44, an all-natural sweetness enhancer, and we are beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity.  However, since December 2007, we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications.  However, we are currently not pursuing our research program in this area.  Redpoint was also unable to renew its one year research agreement with The Coca-Cola Company and our agreement with Givaudan was terminated on May 1, 2009 (see note 7).  Givaudan cited the fact that certain collaboration objectives had not been achieved during the collaboration as its reasoning for terminating the Agreement.  Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, in February 2009, we announced a restructuring which reduced our workforce by approximately 33%.  In May 2009, we further reduced our workforce to bring our number of employees to 14, and we may need to make further reductions in our expenses.  We are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. In addition, in November 2008, the Company retained Burrill & Company to advise us on strategic alternatives. We believe that our current capital resources should be sufficient to meet our operating and capital requirements at least through September 2010.

We expect that substantially all of our cash-inflows for the foreseeable future will come from future corporate collaborations, future license agreements and interest earned on marketable securities.  There can be no assurance that we will enter into any future corporate collaborations or future license agreements.  We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility.  For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed and as a result, we may need to pursue other strategic alternatives.

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

(b)         Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents.  As of June 30, 2009, cash and cash equivalents include amounts invested in money markets.

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

(k)         Net Loss per Common Share

Basic net loss per common share is computed in accordance with SFAS No. 128, Earnings per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Stock options and warrants to purchase an aggregate of 24,013,373 and 24,787,307, common shares were excluded from our computation of diluted net loss per common share for the three and six months ended June 30, 2009 and 2008, respectively.  In all periods presented, our diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(l)            Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2008 and June 30, 2009, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

(m)      Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements.  We adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities.  However, the FASB deferred the effective date of SFAS No. 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  We adopted these remaining provisions of SFAS No. 157 on January 1, 2009.  The adoption of SFAS No. 157 did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  In particular, SFAS No. 165 establishes that companies must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires companies to disclose the date through which subsequent events are evaluated.  The adoption of SFAS No. 165 did not have a material impact on our interim financial statements.  We evaluated subsequent events through August 13, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will be effective for the Company beginning July 1,

2009.  The Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) will officially become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This will have an impact on the disclosures included in our financial statements.

(n)         Comprehensive Loss

We apply SFAS No. 130, Reporting Comprehensive Income.  This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.  Other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities for the three and six months ended June 30, 2009.  For the three and six months ended June 30, 2008 and 2009, comprehensive loss was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net Loss	$(2,594,300)	$(2,062,723)	$(5,086,169)	$(4,581,126)
Other comprehensive income (loss)	(87,143)	(16,574)	(21,867)	(61,931)
Comprehensive income (loss)	$(2,681,443)	$(2,079,297)	$(5,108,036)	$(4,643,057)

4.                          Debt — Master Security Agreements

In February 2005, the Company entered into a Master Security Agreement with a finance company that provided for borrowings up to $3,200,000, subject to certain conditions, through December 2005. During 2005, the Company borrowed $2,001,810 under the Master Security Agreement in order to finance the purchase of laboratory and office equipment. Amounts borrowed are evidenced with promissory notes and are repayable in equal monthly payments, over 36 to 48 months, and are collateralized by the purchased equipment. The notes bear interest at rates varying between 9.4% and 10.4%.  As of December 31, 2008 and June 30, 2009, $187,577 and $70,311, respectively, was outstanding under the Master Security Agreement.

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

In September 2008, the Company entered into a Loan and Security Agreement with another finance company that provided for borrowings of up to $2,000,000 to be used for the purchase of certain equipment and for working capital purposes.  During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement.  As of December 31, 2008 and June 30, 2009, $1,479,530 and $1,318,742, respectively, was outstanding under the Loan and Security Agreement. Amounts borrowed are evidenced with a promissory note, are repayable in equal monthly payments over 48 months, and are collateralized by the purchased equipment.  The note bears interest of 12.1%.  The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred.  As of June 30, 2009, the Company was in compliance with these provisions.

The scheduled maturities of long-term debt outstanding at June 30, 2009 are as follows:

2009	241,100
2010	374,111
2011	422,100
2012	351,742
1,389,053
Less current portion	(422,512)
$966,541

Interest expense on notes payable for the three months ended June 30, 2008 and 2009 was $10,557 and $43,224, respectively.  Interest expense on notes payable for the six months ended June 30, 2008 and 2009 was $23,960 and $90,574, respectively.

5.                          Marketable Securities

The following is a summary of available-for-sale securities:

		Gross Unrealized
As of December 31, 2008	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$4,125,301	$24,185	$—	$4,149,486
Government-sponsored enterprise debt	6,597,497	40,440	—	6,637,937
United States treasury notes	509,600	—	(71)	509,529

Total	$11,232,398	$64,625	$(71)	$11,296,952

		Gross Unrealized
As of June 30, 2009	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	$749,058	$807	$—	$749,865
Government-sponsored enterprise debt	3,010,409	1,816	—	3,012,225

Total	$3,759,467	$2,623	$—	$3,762,090

As of June 30, 2009, all available-for-sale securities mature within one year. During the three and six months ended June 30, 2008, amortization of discounts and premiums related to marketable securities resulted in income of $102,382 and $214,995, respectively.  During the three and six months ended June 30, 2009, amortization of discounts and premiums related to marketable securities resulted in expense of $19,081 and $1,979, respectively.

6.                          Stockholders’ Equity

(a)         Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of June 30, 2009, none of the Company’s existing agreements contain dilution protection provisions.

(b)         Warrants

As of June 30, 2009, the Company had the following warrants to purchase Common Stock outstanding:

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

On March 12, 2007, the Company adopted the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan (“2007 Plan”), which provided for the issuance of up to 13,511,562 shares of common stock, subject to adjustment in certain circumstances. In connection with the adoption of the 2007 Plan, the 2003 Plan merged with and into the 2007 Plan and no additional grants were to be made thereafter under the 2003 Plan.  Outstanding grants under the 2003 Plan continued in effect in accordance with their terms as in effect before March 12, 2007 and the shares with respect to outstanding grants under the 2003 Plan have been or will be issued or transferred under the 2007 Plan.  The 2007 Plan is now the Company’s only plan in effect.

On April 20, 2007, the Company approved an amendment to the 2007 Plan, which increased the maximum number of shares of common stock reserved for issuance under the 2007 Plan by an additional 4,132,705 shares from 13,511,562 to 17,644,267 shares of common stock.

The following is a summary of stock option activity under the Plan during the six months ended June 30, 2009:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2008	11,022,016	$0.52
Granted	1,055,000	0.07
Exercised	—	—
Forfeited/Cancelled	(1,888,934)	0.53
Outstanding at June 30, 2009	10,188,082	$0.47	6.29	$50,312

During the six months ended June 30, 2009, the Company granted options to employees to purchase an aggregate of 930,000 shares of common stock and options to directors to purchase an aggregate of 125,000 shares of common stock.

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. As of June 30, 2009, there were 6,732,190 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the six months ended June 30, 2008 and 2009 was estimated at $0.42 and $0.04, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $231,492 and $154,641 of compensation expense pursuant to SFAS 123R for the three months ended June 30, 2008 and 2009, respectively.  The Company recognized $426,641 and $382,575 of compensation expense pursuant to SFAS 123R for the six months ended June 30, 2008 and 2009, respectively. As of June 30, 2009, there was approximately $1.1 million of unrecognized compensation expense related to unvested stock options granted to employees and directors, which is expected to be recognized over a weighted average period of 1.9 years.

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

7.                          Research and Development Collaboration

Givaudan.     In March 2007, the Company entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, a Swiss company (“Givaudan”) for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1,300,000 and Givaudan provided research funding to the Company over the term of the Agreement.  Givaudan terminated the Agreement, effective as of May 1, 2009, and Givaudan reserved its rights under the Agreement with respect to certain collaboration compounds.  The upfront payment of $1,300,000 was being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $557,000 and, as a result of the termination, was

recognized as revenue upon termination of the Agreement.   During the three months ended June 30, 2008 and 2009, the Company recognized approximately $93,000 and $557,000, respectively, of revenue attributable to the amortization of the upfront fee and approximately $614,000 and $253,000 of revenue from research funding, respectively.  During the six months ended June 30, 2008 and 2009, the Company recognized approximately $186,000 and $650,000, respectively, of revenue attributable to the amortization of the upfront fee and approximately $1,228,000 and $1,065,000 of revenue from research funding, respectively.

Coca-Cola.     In December 2007, the Company entered into a research agreement (the “Coca-Cola Agreement”) with The Coca-Cola Company for the development of certain technology for use in soft drinks and non-alcoholic beverages. The initial term of the Coca-Cola Agreement was for 12 months, subject to extension upon mutual agreement of the parties.  The agreement expired by its terms in December of 2008.  Pursuant to the Coca-Cola Agreement, during the three and six months ended June 30, 2008, the Company recognized approximately $268,000 and $470,000 of revenue from research funding.

8. Restructuring

During the six months ended June 30, 2009, the Company announced two restructurings which reduced its workforce by approximately 60% bringing the current number of employees to 14.  In connection with the restructurings, the Company incurred severance costs of $531,418 which are included in general and administrative expenses on the accompanying statements of operations for the six months ended June 30, 2009. The Company had the following accrual related to severance which is included in accrued compensation on the accompanying balance sheet as of June 30, 2009:

	December 31, 2008	2009 Expense	2009 Payments	June 30, 2009
Severance and benefits	$—	$531,418	$(306,733)	$224,685
	$—	$531,418	$(306,733)	$224,685

9. Commitments

Leases

Future minimum lease payments as of June 30, 2009 are as follows:

Year Ending December 31,	Amount
2009	$444,000
2010	833,000
2011	840,000
2012	846,000
2013	852,000
Thereafter	2,897,000
$6,712,000

In October 2006, the Company paid a $250,000 deposit for its new facility which has been recorded in other assets on the accompanying balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:

•                  our ability to enter into and maintain food, ingredient and pharmaceutical and biotechnology collaborations;

•                  our need for additional capital to fund the current level of our research and development programs, our inability to further identify, develop and achieve commercial success for new products and technologies;

•                  our ability to protect our proprietary technologies, including our newly discovered sweetener enhancers;

•                  the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials;

•                  challenges that we may face relating to the introduction of compounds that we may discover as food ingredients;

•                  patent-infringement claims;

•                  the risk that clinical trials may not result in marketable products;

•                  the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates;

•                  the levels and timing of payments under future collaborative agreement;

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

Overview

Redpoint Bio is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. Our food and beverage program is focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting, less costly, and more healthful foods and beverages. We believe that our unique understanding of the biology of taste and its relationship to metabolic processes, satiety, and diabetes impact both the development of healthier foods and, potentially, new approaches to the treatment of diabetes and obesity. Our research in diabetes and obesity stems from the observation that taste signaling in the gastrointestinal tract is involved in important hormone secretion processes enabling us to leverage our research on lingual taste modulation to important therapeutic applications.

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2009. As of June 30, 2009, Redpoint had an accumulated deficit of $47.1 million and anticipates incurring additional losses for the foreseeable future. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  We have not yet developed any products that are commercially available.

Through June 30, 2009, our revenue has come solely from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007, we completed the final closing of the private placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG for the development and commercialization of compounds that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  Under the terms of the agreement, Redpoint and Givaudan were collaborating exclusively with each other to discover and develop compounds that act primarily through the modulation of the TRPm5 channel. In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1.3 million and Givaudan provided research funding to the Company over the term of the Agreement.  Givaudan terminated the Agreement, effective as of May 1, 2009, and Givaudan reserved its rights under the Agreement with respect to certain collaboration compounds. Givaudan cited the fact that certain collaboration objectives had not been achieved during the collaboration as its reasoning for terminating the Agreement. Through June 30, 2009, including the upfront fee, we received $6.9 million in research and development funding.

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

Our continued research and development efforts have led us to certain advances within our taste technology platform, including our recent announcement concerning the identification of RP44, an all-natural sweetness enhancer, we are also beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity.  However, since December 2007, we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications.  However, we are currently not pursuing our research program in this area. Redpoint was also unable to renew its one year research agreement with Coca-Cola and our agreement with Givaudan ended on May 1, 2009.  Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, in February 2009, we announced a restructuring which reduced our workforce by approximately 33%.  In May 2009, we further reduced our work force to bring our number of employees to 14 and we may need to make further reductions in our expenses. We are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. In addition, in November 2008, the Company retained Burrill & Company to advise us on strategic alternatives.

In June 2009, we announced that we had identified an all-natural sweetness enhancer, RP44. Taste tests conducted by an independent research laboratory demonstrate that RP44 enables the reduction of up to 25% of the caloric sweeteners in product prototypes, while maintaining the taste quality of the fully sweetened product. As a result, RP44 has the potential to reduce overall ingredient costs for manufacturers while creating a healthier product for consumers due to lower calorie content.  RP44 has demonstrated enhancement results with several common sweeteners including sucrose (sugar), fructose and high-fructose corn syrup.

As a result of these studies, we initiated development activities for RP44. We intend to develop RP44 through the GRAS (Generally Recognized as Safe) determination/notification process. The GRAS process involves extensive testing to ensure safety in use and usually requires 12-18 months to complete. RP44 is intended to be used in relatively small quantities in concert with nutritive sweeteners. It acts by amplifying the sweetness intensity thereby reducing the amount of nutritive sweetener required, while retaining the desirable temporal characteristics and “clean sweet taste” associated with sugar. We have filed patent applications relating to RP44.

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

To leverage our technology, in March 2007, we entered into the Givaudan Agreement where we were collaborating exclusively with each other to discover and develop Enhancer Compounds and Bitter Blocker Compounds that act primarily through the modulation of the TRPm5 channel.  The agreement with Givaudan was terminated by Givaudan on May 1, 2009.  Also, in December 2007, we entered into a one year research agreement with Coca-Cola for the development of certain technology for use in soft drinks and other non-alcoholic beverages. The agreement with Coca-Cola expired by its terms in December 2008.  In November 2008, we announced that we had signed a feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications. However, as a result of our restructurings, we are currently not pursuing our research program in this area.

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

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Research and Grant Revenue.  For the three months ended June 30, 2009, we recorded revenue of $0.8 million related to our Givaudan Agreement, which began on March 27, 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.

The revenues from Givaudan include $0.6 million attributable to the upfront fee which was originally being recognized as revenue over the initial 3.5 year term of the agreement and $0.2 million of research funding. Givaudan terminated the Agreement, effective as of May 1, 2009.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $0.6 million and was recognized as revenue upon termination. For the three months ended June 30, 2008, we recorded revenue of $1.0 million, which included $0.7 million related to our Givaudan Agreement, including $0.1 million attributable to the upfront fee and $0.6 million of research funding. The remaining $0.3 million of revenue related to our Coca-Cola Agreement, which began on December 13, 2007 for the development of certain technology for use in soft drinks and non-alcoholic beverages and which expired by its terms in December 2008. As of June 30, 2009, the Company does not have any current sources of revenue.

Research and Development Expenses.  Our research and development expenses were $1.5 million for the three months ended June 30, 2009 compared to $2.2 million for the three months ended June 30, 2008.  The decrease in expenses was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in February and May of 2009.  As a result of the restructurings, we are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs as well as amounts paid to third parties to conduct research on our behalf.  Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $1.4 million for the three months ended June 30, 2009 compared to $1.6 million for the three months ended June 30, 2008.  During the three months ended June 30, 2009, we recognized costs associated with our restructuring of approximately $0.2 million which was offset by reduced expenditures associated with investor relations and other professional fees.

Interest Income.  Interest income was less than $0.1 million for the three months ended June 30, 2009 compared to $0.1 million during the three months ended June 30, 2008. The decrease was the result of decreasing cash and investment balances.

Interest Expense.  Interest expense was less than $0.1 million for the three months ended June 30, 2009 and June 30, 2008. In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. As of June 30, 2009, we have borrowed approximately $1.6 million pursuant to the Loan and Security Agreement.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Research and Grant Revenue.  For the six months ended June 30, 2009, we recorded revenue of $1.9 million, which included $1.7 million related to our Givaudan Agreement, which began on March 27, 2007 for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  The revenues from Givaudan include $0.7 million attributable to the upfront fee which was originally being recognized as revenue over the initial 3.5 year term of the agreement and $1.0 million of research funding.  Givaudan terminated the Givaudan Agreement, effective as of May 1, 2009.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $0.6 million and was recognized as revenue upon termination. The remaining $0.2 million of revenue was from other agreements including a feasibility research program we conducted with Schering-Plough Corporation in the area of taste science research for pharmaceutical applications.  During the six months ended June 30, 2008, we recorded revenue of $1.9 million, which included $1.4 million related to our Givaudan Agreement including $0.2 million attributable to the upfront fee which was being recognized as revenue over the initial 3.5 year term of the agreement and $1.2 million of research funding.  The remaining $0.5 million of revenue was primarily related to our Coca-Cola Agreement, which began on December 13, 2007, for the development of certain technology for use in non-alcoholic beverages which expired by its terms in December 2008.

Research and Development Expenses.  Our research and development expenses were $3.4 million for the six months ended June 30, 2009 compared to $4.2 million for the six months ended June 30, 2008.  The decrease in expenses was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in February and May of 2009.  As a result of the restructurings, we are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs as well as amounts paid to third parties to conduct research on our behalf.  Our internal research and development costs are comprised of salaries and related benefits, facilities, and depreciation of laboratory equipment, compound acquisition costs and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $3.0 million for the six months ended June 30, 2009 compared to $3.2 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we recognized costs associated with our restructuring of approximately $0.5 million which was offset by reduced expenditures associated with patent, investor relations and other professional fees.

Interest Income.  Interest income was $0.1 million for the six months ended June 30, 2009 compared to $0.4 million during the six months ended June 30, 2008. The decrease was primarily the result of decreasing cash and investment balances.

Interest Expense.  Interest expense was $0.1 for the six months ended June 30, 2009 and was less than $0.1 million for the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, we had cash, cash equivalents and marketable securities of approximately $10.0 million and working capital of approximately $8.3 million. Since inception, we have used $34.0 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through June 30, 2009, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $10.4 million, government grants totaling $1.8 million, and capital equipment financing totaling $3.6 million.

In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. As of June 30, 2009, we have borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital.

On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007 we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

Our continued research and development efforts have led us to certain advances within our taste technology platform, including our recent announcement concerning the identification of RP44, an all-natural sweetness enhancer, and we are beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity.  However, since December 2007, we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications.  However, we are currently not pursuing our research program in this area. Redpoint was also unable to renew its one year research agreement with The Coca-Cola Company and our agreement with Givaudan ended on May 1, 2009.  Givaudan cited the fact that certain collaboration objectives had not been achieved during the collaboration as its reasoning for terminating the agreement.  Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, in February 2009, we announced a restructuring which reduced our workforce by approximately 33%.  In May 2009, we further reduced our workforce to bring our number of employees to 14, and we may need to make further reductions in our expenses. We are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. In addition, in November 2008, the Company retained Burrill & Company to advise us on strategic alternatives. We believe that our current capital resources should be sufficient to meet our operating and capital requirements at least through September 2010.

We expect that substantially all of our cash-inflows for the foreseeable future will come from future corporate collaborations, future license agreements and interest earned on marketable securities.  There can be no assurance that we will enter into any future corporate collaborations or future license agreements.  We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility.  For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed and as a result, we may need to pursue other strategic alternatives.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of June 30, 2009:

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Thereafter
Operating leases	$6,712,000	$444,000	$1,673,000	$1,698,000	$2,897,000
Long-term debt	1,389,000	241,000	796,000	352,000	—
License payments	275,000	25,000	50,000	50,000	150,000
	$8,376,000	$710,000	$2,519,000	$2,100,000	$3,047,000

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.  During the quarter ended June 30, 2009, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of June 30, 2009.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by approximately $0.1 million for the three months ended June 30, 2009.

ITEM 4T.                                             CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of June 30, 2009, we had an accumulated deficit of $47.1 million, and anticipate incurring additional losses for the foreseeable future. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

We are an early stage company and currently have no products available for sale, license or use. Our product candidates require additional research, development, testing, expert reviews and/or regulatory approvals before marketing. We may be unable to develop, obtain regulatory approval or market any of our product candidates. If our product candidates are delayed or fail, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

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

We expect to rely at least in part on third party collaborators to perform a number of activities relating to the development and commercialization of our product candidates, including the manufacturing of product materials, the design and conduct of clinical trials for our pharmaceutical candidates, and potentially the obtaining of regulatory approvals and marketing and distribution of any successfully developed products. Our collaborative partners may also have or acquire rights to control aspects of our product development and clinical programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or product candidates or otherwise impair their development, our business could be negatively affected. To the extent we undertake any of these activities internally, our expenses may increase.

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

We may experience delays in clinical trials and regulatory approval relating to our products that could adversely affect our financial results and our commercial prospects for our pharmaceutical product candidates.

Any uses of our taste modulators that we develop as drugs acting to modulate incretin secretion with potential utility as therapeutic agents for diabetes or obesity, will be subject to full FDA 505(b)(1) safety testing and clinical trials demonstrating therapeutic efficacy as required to develop an NDA. We will be required to conduct clinical trials to demonstrate safety and efficacy of our product candidates for each intended use. For product candidates that advance to clinical testing, we cannot be certain that we or a collaborator will successfully complete the clinical trials, and will obtain the results necessary to receive regulatory approvals for the drug. These processes are lengthy, expensive and can have uncertain outcomes.  Regulatory authorities may disagree with our interpretations of the clinical trial results.  There can be no assurance that clinical trials will be deemed by regulatory authorities as demonstrating that our product candidates are safe and effective to obtain approval for commercial distribution.

We do not know when clinical trials for our products will commence or whether we will complete any of our clinical trials on schedule or at all.  We may not be able to identify and successfully contract with an adequate number of clinical trial sites and clinical investigators.  We may not be able to find a sufficient number of study subjects or may experience delays in enrolling patients for our clinical trials.  Trial sites may not be able to meet the targets for recruiting study subjects, because of limited patient pools, or strict criteria for enrolling in the trial.

Additionally, the FDA, the IRB or we may suspend our clinical trials at any time if there is reason to believe that we are exposing the subjects participating in the trials to unacceptable health risks. The FDA or institutional review boards and/or institutional biosafety committees at the medical institutions and healthcare facilities where we seek to sponsor clinical trials may not permit a trial to proceed or may suspend any trial indefinitely if they find deficiencies in the conduct of the trials or patients develop an unacceptable number or severity of adverse events.

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

We believe our taste technology approach is applicable to a wide range of food, beverage and pharmaceutical products representing many and diverse competitive companies and approaches. The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our taste enhancers or aversive taste blockers and technologies becoming obsolete.

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

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of taste enhancers and aversive taste blockers. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our taste enhancers and aversive taste blockers.

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

•                  obtain patent protection for our diabetes and obesity therapeutic compounds;

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

In the event we are not adequately able to protect our intellectual property and proprietary information, our business will be materially harmed.

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

Our ability to compete in the ingredient, food and beverage market and the pharmaceutical market may decline if we do not adequately protect our proprietary technologies, including RP44.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and taste enhancers and aversive taste blockers. In particular, other companies and academic institutions have announced that they have conducted taste-receptor research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered taste enhancers and aversive taste blockers or otherwise conducting our business. In addition, it is possible that some of the taste enhancers or aversive taste blockers that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.  Additionally, we may be subject to disputes with our collaborative partners relating to the scope of our research, our related agreements and the resulting rights or ownership of any discoveries.

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

The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. Our revenues are contingent upon the expenditures of the pharmaceutical, biotech, and food and beverage industries, and as these industries continue to cut costs in response to the economic downturn, our revenues will be similarly decreased. Furthermore, while our revenues may decrease, our costs may remain fixed, resulting in decreased earnings.

Risks Related to our Common Stock; Liquidity Risks

The sale of a significant number of our shares of common stock in the public market could depress the market price of common stock.

The sale of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of common stock have become available for resale in the public market pursuant to the registration statement, the market supply of shares of common stock has increased, which could decrease its market price. The number of shares that may be sold into the marketplace pursuant to the registration statement is significant. We believe that such sales may severely depress the market price of our common stock. In addition, some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to an additional registration statement, if one is effective), and these sales may also have a depressive effect on the market for the shares of common stock. In general, a person who is deemed to be an affiliate who has held shares for a period of six months may, upon filing of a notification on Form 144 with the SEC, sell into the market common stock in an amount up to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before such sale. Such sales may be repeated once each three months. A non-affiliate holding restricted shares may sell such shares without restrictions after they have been held six months, subject only to the current public information requirement. After an additional six months have lapsed, a non-affiliate may sell such shares without any restrictions.

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

As a result of the Reverse Merger and Reincorporation Merger, Redpoint became a publicly-traded company and, accordingly, will be subject to the information and reporting requirements of the United States securities laws. The costs to public companies of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders have caused the Company’s expenses to be higher than they would be if it were a privately-held company. In addition, the Company incurred substantial expenses in connection with the preparation of the registration statement and related documents with respect to the registration of the common stock issued in the Private Placement and the Reverse Merger. Security analysts of major brokerage firms may not provide coverage of the Company. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

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

As of the final closing of the Private Placement, we issued warrants to investors to acquire approximately 10.2 million shares of common stock and warrants to the placement agents to acquire approximately 3.6 million shares of common stock in the Private Placement. In addition, as of June 30, 2009, there were 16.9 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan. If these warrants are exercised or converted, or if the options are exercised, you may experience dilution in the net tangible book value of our common stock.

Directors and officers of the Company have a high concentration of our common stock ownership.

Based on the aggregate number of shares of our common stock that are outstanding as of June 30, 2009, our officers and directors beneficially own approximately 11.34% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders, or the Annual Meeting, was held on June 4, 2009. There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 50,656,374 shares of our common stock out of a total number of 79,495,870 shares of common stock issued and outstanding and entitled to vote at the meeting.

The matters that were voted on at the Annual Meeting were:

(A)       To elect seven directors, each of whom shall serve for a term of one year.

Dr. Raymond Salemme
Dr. Joseph Mollica
Dr. Allen Bloom
Mr. Robert Chefitz
Dr. Leif Kjaergaard
Dr. Irwin Scher and
Mr. Richard P. Shanley

(B)        To ratify the appointment of KPMG LLP as Redpoint’s independent registered public accounting firm to audit Redpoint’s financial statements for the fiscal year ending December 31, 2009 and the effectiveness of internal control over financial reporting as of December 31, 2009.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Common Stock
Proposal	For	Withheld
Election of the following nominees as Directors:
Dr. Raymond Salemme	41,733,388	8,922,986
Dr. Joseph Mollica	42,436,870	8,219,504
Dr. Allen Bloom	42,742,890	7,913,484
Mr. Robert Chefitz	42,687,250	7,969,124
Dr. Leif Kjaergaard	42,742,890	7,913,484
Dr. Irwin Scher	42,742,890	7,913,484
Mr. Richard P. Shanley	42,742,890	7,913,484

	Number of Shares of Common Stock
Proposal	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of KPMG LLP as Redpoint’s independent registered public accounting firm to audit Redpoint’s financial statements for the fiscal year ending December 31, 2009 and the effectiveness of internal control over financial reporting as of December 31, 2009.	45,051,675	5,450,269	154,430	0

Accordingly, our stockholders elected Dr. Raymond Salemme, Dr. Joseph Mollica, Dr. Allen Bloom, Mr. Robert Chefitz, Dr. Leif Kjaergaard, Dr. Irwin Scher and Mr. Richard P. Shanley to serve as Directors until our 2010 annual meeting of stockholders and until their respective successors have been duly elected and qualified.

Our stockholders also approved and ratified the selection by the audit committee of our board of directors of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009.

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

REDPOINT BIO CORPORATION

August 13, 2009	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2009	By:	/s/ Scott M. Horvitz
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