Form 10-Q
period 2009-09-30
Redpoint Bio CORP
filed 2009-11-13
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2009 was 79,838,693.

REDPOINT BIO CORPORATION

i

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$3,130,561	$6,956,770
Marketable securities	11,296,952	500,000
Accounts receivable	139,095	—
Prepaid expenses and other current assets	313,456	315,997
Total current assets	14,880,064	7,772,767
Property and equipment, net	1,240,514	835,931
Other assets	321,978	314,495
Total assets	$16,442,556	$8,923,193
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$519,155	$386,902
Accounts payable	877,642	651,264
Accrued expenses	305,580	219,263
Accrued compensation	15,610	334,660
Deferred revenue	371,320	—
Total current liabilities	2,089,307	1,592,089
Long-term debt	1,147,952	871,644
Deferred revenue	278,582	—
Total liabilities	3,515,841	2,463,733
Commitments (Note 9)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,495,870 shares at December 31, 2008 and issued and outstanding 79,838,693 shares at September 30, 2009	7,950	7,984
Additional paid-in-capital	55,371,501	55,956,363
Deficit accumulated during development stage	(42,517,290)	(49,505,060)
Accumulated other comprehensive income	64,554	173
Total stockholders’ equity	12,926,715	6,459,460
Total liabilities and stockholders’ equity	$16,442,556	$8,923,193

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		August 16, 1995 (Inception) to
	2008	2009	2008	2009	September 30, 2009
Research and grant revenue	$1,057,174	$—	$2,997,084	$1,868,428	$12,330,002
Operating expenses:
Research and development	2,366,007	1,192,348	6,524,573	4,599,425	33,037,152
General and administrative	1,395,604	1,176,584	4,615,517	4,202,706	24,404,617
Total operating expenses	3,761,611	2,368,932	11,140,090	8,802,131	57,441,769
Operating loss	(2,704,437)	(2,368,932)	(8,143,006)	(6,933,703)	(45,111,767)
Interest income	107,708	23,534	487,828	125,726	1,644,304
Interest expense	(12,414)	(61,246)	(40,134)	(179,793)	(3,610,686)
Loss before income taxes	(2,609,143)	(2,406,644)	(7,695,312)	(6,987,770)	(47,078,149)
Income tax benefit	—	—	—	—	985,978
Net loss	(2,609,143)	(2,406,644)	(7,695,312)	(6,987,770)	$(46,092,171)
Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.10)	$(0.09)
Weighted average of shares outstanding	79,495,870	79,768,912	79,426,078	79,587,884

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		August 16, 1995 (Inception) to September 30,
	2008	2009	2009
Cash flows from operating activities:
Net loss	$(7,695,312)	$(6,987,770)	$(46,092,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477,339	410,435	2,544,271
Amortization of discounts and premiums on marketable securities	(266,461)	11,619	(473,481)
Options, warrants and stock issued for services and dilution provisions	648,035	533,472	3,994,756
Beneficial conversion feature	—	—	1,228,565
Amortization of discount on convertible notes	—	—	899,935
Amortization of deferred financing costs	5,793	12,965	157,739
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	(52,943)	139,095	—
Prepaid expenses and other assets	122,232	(8,023)	(899,535)
Accounts payable	286,963	(218,291)	959,720
Accrued expenses and accrued compensation	(26,153)	232,733	685,533
Deferred revenue	335,005	(649,902)	—
Net cash used in operating activities	(6,165,502)	(6,523,667)	(36,496,995)
Cash flows from investing activities:
Maturity and sale of marketable securities	21,496,994	13,740,000	46,486,994
Purchases of marketable securities	(16,209,801)	(3,019,048)	(46,513,341)
Purchases of property and equipment	(520,759)	(13,939)	(3,380,219)
Net cash provided by (used in) investing activities	4,766,434	10,707,013	(3,406,566)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,511,873	—	3,614,710
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(363,708)	(408,561)	(2,408,621)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	40,782	51,424	175,502
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	1,188,947	(357,137)	46,860,331
Net increase (decrease) in cash and cash equivalents	(210,121)	3,826,209	6,956,770
Cash and cash equivalents, beginning of period	5,789,997	3,130,561	—
Cash and cash equivalents, end of period	$5,579,876	$6,956,770	$6,956,770
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Property and equipment included in accounts payable	$24,531	$—	$—
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297
Accretion of preferred stock	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	34,700	132,880	633,007

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to the 2008 financial statements and footnotes thereto of Redpoint included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity

Our continued research and development efforts have led us to certain advances within our taste technology platform, including our recent announcement concerning the identification of RP44, an all-natural sweetness enhancer, and we are beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity.  However, since December 2007, we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications.  We are currently not pursuing our research program in this area.  Redpoint was also unable to renew its one year research agreement with The Coca-Cola Company and our agreement with Givaudan was terminated on May 1, 2009 (see note 7).  Givaudan cited the fact that certain collaboration objectives had not been achieved during the collaboration as its reasoning for terminating the Agreement.  Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, in February 2009, we announced a restructuring which reduced our workforce by approximately 33%.  In May 2009, we further reduced our workforce to bring our number of employees to 14. We may need to make further reductions in our expenses.  We currently have 12 full time employees.  We are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. In addition, in November 2008, the Company retained Burrill & Company to advise us on strategic alternatives. We believe that our current capital resources should be sufficient to meet our operating requirements through November 2010.

We expect that substantially all of our cash-inflows for the foreseeable future will come from future corporate collaborations and future license agreements.  There can be no assurance that we will enter into any future corporate collaborations or future license agreements.  We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility.  For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed and as a result, we may need to pursue other strategic alternatives.

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

(b)                                  Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents.  As of September 30, 2009, cash and cash equivalents include amounts invested in money markets and government-sponsored enterprise debt securities.

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

Multiple element arrangements are analyzed to determine whether the deliverables, which often include license and performance obligations, such as research and development services, can be separated or whether they must be accounted for as a single unit of accounting. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. However, if the elements are considered to either (i) not have stand-alone value, or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and all of the payments recognized as revenue over the estimated period of when the performance obligations are performed.  Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Significant management judgment is required in determining the period over which we are expected to complete our performance obligations under an arrangement.

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

Reimbursement of Research and Development Costs

Reimbursement of research and development costs is recognized as revenue, provided the amounts are fixed and determinable, and collection of the related receivable is reasonably assured.

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

(h)                                  Impairment of Long-Lived Assets

We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company has not recorded any impairment charges pursuant to our review of long-lived assets.

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

(j)                                     Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees and nonemployee board members based on the grant-date fair value of the awards over the period during which an award holder is required to provide service in exchange for the award. No compensation cost is recognized for awards for which the award holder does not render the requisite service.

The fair value of stock options is determined using the Black Scholes option-pricing model and is recognized as expense over the requisite service period using the straight-line method.

To satisfy the exercise of options, the Company plans to issue new shares rather than purchase shares on the open market.

(k)                                  Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Stock options and warrants to purchase an aggregate of 22,903,360 and 24,787,307, common shares were excluded from our computation of diluted net loss per common share for the three and nine months ended September 30, 2009 and 2008, respectively.  In all periods presented, our diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(l)                                     Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2008 and September 30, 2009, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

(m)                               Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  In particular, FASB ASC Topic 855 establishes that companies must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires companies to disclose the date through which subsequent events are evaluated.  The adoption of FASB ASC Topic 855 did not have a material impact on our interim financial statements.  We evaluated subsequent events through November 13, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 was effective for the Company beginning July 1, 2009.  The Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) has officially become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  Only one level of authoritative GAAP now exists. All other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

(n)                                  Comprehensive Loss

We classify items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.  Other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities for the three and nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008 and 2009, comprehensive loss was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net Loss	$(2,609,143)	$(2,406,644)	$(7,695,312)	$(6,987,770)
Other comprehensive income (loss)	(714)	(2,450)	(22,581)	(64,381)
Comprehensive income (loss)	$(2,609,857)	$(2,409,094)	$(7,717,893)	$(7,052,151)

4.                                      Debt — Master Security Agreements

In February 2005, the Company entered into a Master Security Agreement with a finance company that provided for borrowings up to $3,200,000, subject to certain conditions, through December 2005. During 2005, the Company borrowed $2,001,810 under the Master Security Agreement in order to finance the purchase of laboratory and office equipment. Amounts borrowed are evidenced with promissory notes and are repayable in equal monthly payments, over 36 to 48 months, and are collateralized by the purchased equipment. The notes bear interest at rates varying between 9.4% and 10.4%.  As of December 31, 2008 and September 30, 2009, $187,577 and $23,910, respectively, was outstanding under the Master Security Agreement.

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

In September 2008, the Company entered into a Loan and Security Agreement with another finance company that provided for borrowings of up to $2,000,000 to be used for the purchase of certain equipment and for working capital purposes.  During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement.  As of December 31, 2008 and September 30, 2009, $1,479,530 and $1,234,636, respectively, was outstanding under the Loan and Security Agreement. Amounts borrowed are evidenced with a promissory note, are repayable in equal monthly payments over 48 months, and are collateralized by the purchased equipment.  The note bears interest of 12.1%.  The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred.  As of September 30, 2009, the Company was in compliance with these provisions.

The scheduled maturities of long-term debt outstanding at September 30, 2009 are as follows:

2009	110,593
2010	374,111
2011	422,100
2012	351,742
1,258,546
Less current portion	(386,902)
$871,644

Interest expense on notes payable for the three months ended September 30, 2008 and 2009 was $12,414 and $40,022, respectively.  Interest expense on notes payable for the nine months ended September 30, 2008 and 2009 was $22,451 and $130,597, respectively.

5.                                      Marketable Securities

The following is a summary of available-for-sale securities:

		Gross Unrealized
As of December 31, 2008	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$4,125,301	$24,185	$—	$4,149,486
Government-sponsored enterprise debt	6,597,497	40,440	—	6,637,937
United States treasury notes	509,600	—	(71)	509,529

Total	$11,232,398	$64,625	$(71)	$11,296,952

		Gross Unrealized
As of September 30, 2009	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprise debt	$499,827	$173	$—	$500,000

Total	$499,827	$173	$—	$500,000

As of September 30, 2009, all available-for-sale securities mature within one year. During the three and nine months ended September 30, 2008, amortization of discounts and premiums related to marketable securities resulted in income of $51,466 and $266,461, respectively.  During the three and nine months ended September 30, 2009, amortization of discounts and premiums related to marketable securities resulted in expense of $9,640 and $11,619, respectively.

6.                                      Stockholders’ Equity

(a)                                  Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of September 30, 2009, none of the Company’s existing agreements contain dilution protection provisions.

(b)                                  Warrants

As of September 30, 2009, the Company had the following warrants to purchase Common Stock outstanding:

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

The following is a summary of stock option activity under the Plan during the nine months ended September 30, 2009:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2008	11,022,016	$0.52
Granted	1,230,628	0.09
Exercised	(342,823)	0.15
Forfeited/Cancelled	(2,831,752)	0.51
Outstanding at September 30, 2009	9,078,069	$0.48	6.69	$369,074

During the nine months ended September 30, 2009, the Company granted options to employees to purchase an aggregate of 1,105,628 shares of common stock and options to directors to purchase an aggregate of 125,000 shares of common stock.

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. As of September 30, 2009, there were 7,499,380 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the nine months ended September 30, 2008 and 2009 was estimated at $0.41 and $0.07, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $221,394 and $150,897 of stock-based compensation expense related to stock options for the three months ended September 30, 2008 and 2009, respectively.  The Company recognized $648,035 and $533,472 of stock-based compensation expense related to stock options for the nine months ended September 30, 2008 and 2009, respectively. As of September 30, 2009, there was approximately $941,000 of unrecognized compensation expense related to unvested stock options granted to employees and directors, which is expected to be recognized over a weighted average period of 1.6 years.

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

7.                                      Research and Development Collaboration

Givaudan.  In March 2007, the Company entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, a Swiss company (“Givaudan”) for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1,300,000 and Givaudan provided research funding to the Company over the term of the Agreement.  Givaudan terminated the Agreement, effective as of May 1, 2009, and Givaudan reserved its rights under the Agreement with respect to certain collaboration compounds.  The upfront payment of $1,300,000 was being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $557,000 and, as a result of the termination, was recognized as revenue upon termination of the Givaudan Agreement.   During the three months ended September 30, 2008, the Company recognized approximately $93,000 of revenue attributable to the amortization of the upfront fee and approximately $695,000 of revenue from research funding.  During the three months ended September 30, 2009, the Company did not recognize any revenue attributable to the Givaudan Agreement.  During the nine months ended September 30, 2008 and 2009, the Company recognized approximately $279,000 and $650,000, respectively, of revenue attributable to the amortization of the upfront fee and approximately $1,965,000 and $1,065,000 of revenue from research funding, respectively.

Coca-Cola.  In December 2007, the Company entered into a research agreement (the “Coca-Cola Agreement”) with The Coca-Cola Company for the development of certain technology for use in soft drinks and other non-alcoholic beverages. The initial term of the Coca-Cola Agreement was for 12 months, subject to extension upon mutual agreement of the parties.  The agreement expired by its terms in December of 2008.  Pursuant to the Coca-Cola Agreement, during the three and nine months ended September 30, 2008, the Company recognized approximately $228,000 and $711,000 of revenue from research funding.

8.                                      Restructuring

During the nine months ended September 30, 2009, the Company announced two restructurings which reduced its workforce by approximately 60% bringing the current number of employees to 12.  In connection with the restructurings, the Company incurred severance costs of $531,418 which are included in general and administrative expenses on the accompanying statements of operations for the nine months ended September 30, 2009. The Company had the following accrual related to severance which is included in accrued compensation on the accompanying balance sheet as of September 30, 2009:

	December 31, 2008	2009 Expense	2009 Payments	September 30, 2009
Severance and benefits	$—	$531,418	$(436,927)	$94,491
	$—	$531,418	$(436,927)	$94,491

9.                                      Commitments

Leases

Future minimum lease payments as of September 30, 2009 are as follows:

Year Ending December 31,	Amount
2009	$207,000
2010	834,000
2011	840,000
2012	846,000
2013	852,000
Thereafter	2,897,000
$6,476,000

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

•                  our need for additional capital to fund the current level of our research and development programs;

•                  our inability to further identify, develop and achieve commercial success for new products and technologies;

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

•                  the levels and timing of payments under future collaborative agreements;

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

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2009. As of September 30, 2009, Redpoint had an accumulated deficit of $49.5 million and anticipates incurring additional losses for the foreseeable future. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  We have not yet developed any products that are commercially available.

Through September 30, 2009, our revenue has come solely from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through existing and future collaborations.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007, we completed the final closing of the private placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  Under the terms of the agreement, Redpoint and Givaudan were collaborating exclusively with each other to discover and develop compounds that act primarily through the modulation of the TRPm5 channel. In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1.3 million and Givaudan provided research funding to the Company over the term of the Agreement.  Givaudan terminated the Agreement, effective as of May 1, 2009, and Givaudan reserved its rights under the Agreement with respect to certain collaboration compounds. Givaudan cited the fact that certain collaboration objectives had not been achieved during the collaboration as its reasoning for terminating the Agreement. Through September 30, 2009, including the upfront fee, we received $6.9 million in research and development funding.

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

Our continued research and development efforts have led us to certain advances within our taste technology platform, including our recent announcement concerning the identification of RP44, an all-natural sweetness enhancer, we are also beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity.  However, since December 2007, we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications.  We are currently not pursuing our research program in this area. Redpoint was also unable to renew its one year research agreement with Coca-Cola and our agreement with Givaudan ended on May 1, 2009.  Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, in February 2009, we announced a restructuring which reduced our workforce by approximately 33%.  In May 2009, we further reduced our work force and currently have 12 full time employees. We may need to make further reductions in our expenses. We are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. In addition, in November 2008, the Company retained Burrill & Company to advise us on strategic alternatives.

In June 2009, we announced that we had identified an all-natural sweetness enhancer, RP44. Since first being identified, approximately 20 taste tests, each involving approximately 20 people, have been conducted by an independent research laboratory on our behalf.  These tests have demonstrated that RP44 enables the reduction of up to 25% of the caloric sweetener content in product prototypes while still maintaining the taste quality of the fully sweetened product.  RP44 has demonstrated enhancement results with several common sweeteners including sucrose (sugar), fructose and high-fructose corn syrup.  RP44 has also shown enhancement results with a number of the commonly used high-potency artificial sweeteners.  In addition, taste tests have demonstrated that using RP44, in combination with RebA (Rebaudioside A), a natural sweetener derived from Stevia, enables the reduction of up to 50% of the caloric content in product prototypes while still maintaining the taste quality of the fully sweetened product. This result suggests that RP44 could add flexibility to all-natural sweetener blends in reduced-calorie sweetener systems.  We have filed several patent applications since first discovering the sweetness enhancing effect of RP44.  We are actively seeking a commercial partner and have recently begun to provide RP44 to major ingredient suppliers and food and beverage companies which are in the process of evaluating our all natural sweetness enhancer in their own taste systems.  We continue to investigate the economics and manufacturing process necessary to produce RP44 on a scale large enough to conduct safety studies and ultimately for potential commercialization.  Nonetheless, we cannot assure you that we will be able to enter into any future corporate collaborations or future license agreements for RP44.  Redpoint intends to develop RP44 through the GRAS (Generally Recognized as Safe) determination/notification process. The GRAS process involves extensive testing to ensure safety in use and usually requires 12-18 months to complete.

Health and wellness trends continue to be major market drivers for the food and beverage industry, creating consumer demand for natural solutions that can preserve the clean sweet taste of sugar while reducing calories. All natural RP44 is intended to be used in relatively small quantities in concert with nutritive sweeteners. We believe RP44 acts by amplifying the sweetness intensity thereby reducing the amount of nutritive sweetener required, while retaining the desirable temporal characteristics and “clean sweet taste” associated with sugar.

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

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Research and Grant Revenue.  For the three months ended September 30, 2009, we did not record any revenue. For the three months ended September 30, 2008, we recorded revenue of $1.1 million, which included $0.8 million related to our Givaudan Agreement.  Our agreement with Givaudan, for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry, began on March 27, 2007 and was terminated by Givaudan, effective May 1, 2009. The remaining $0.3 million of revenue related to our Coca-Cola Agreement, which began on December 13, 2007 for the development of certain technology for use in soft drinks and other non-alcoholic beverages and which expired by its terms in December 2008. As of September 30, 2009, the Company does not have any current sources of revenue.

Research and Development Expenses.  Our research and development expenses were $1.2 million for the three months ended September 30, 2009 compared to $2.4 million for the three months ended September 30, 2008.  The decrease in expenses was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in February and May of 2009.  As a result of the restructurings, we are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs as well as amounts paid to third parties to conduct research on our behalf.  Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $1.2 million for the three months ended September 30, 2009 compared to $1.4 million for the three months ended September 30, 2008.  The decrease in expense was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in February and May 2009.

Interest Income.  Interest income was less than $0.1 million for the three months ended September 30, 2009 compared to $0.1 million during the three months ended September 30, 2008. The decrease was the result of decreasing cash and investment balances.

Interest Expense.  Interest expense was $0.1 million for the three months ended September 30, 2009 and a nominal amount in September 30, 2008. In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. As of September 30, 2009, we have an outstanding balance of $1.2 million pursuant to the Loan and Security Agreement.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Research and Grant Revenue.  For the nine months ended September 30, 2009, we recorded revenue of $1.9 million, which included $1.7 million related to our Givaudan Agreement, which began on March 27, 2007 for the development and commercialization of compounds that that act primarily through the modulation of the TRPM5 channel and enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  The revenues from Givaudan include $0.7 million attributable to the upfront fee which was originally being recognized as revenue over the initial 3.5 year term of the agreement and $1.0 million of research funding.  Givaudan terminated the Givaudan Agreement, effective as of May 1, 2009.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $0.6 million and was recognized as revenue upon termination. The remaining $0.2 million of revenue was from other agreements including a feasibility research program we conducted with Schering-Plough Corporation in the area of taste science research for pharmaceutical applications.  During the nine months ended September 30, 2008, we recorded revenue of $3.0 million, which included $2.2 million related to our Givaudan Agreement including $0.3 million attributable to the upfront fee which was being recognized as revenue over the initial 3.5 year term of the agreement and $1.9 million of research funding.  The remaining $0.8 million of revenue was primarily related to our Coca-Cola Agreement, which began on December 13, 2007, for the development of certain technology for use in soft drinks and other non-alcoholic beverages which expired by its terms in December 2008.

Research and Development Expenses.  Our research and development expenses were $4.6 million for the nine months ended September 30, 2009 compared to $6.5 million for the nine months ended September 30, 2008.  The decrease in expenses was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in February and May of 2009.  As a result of the restructurings, we are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs as well as amounts paid to third parties to conduct research on our behalf.  Our internal research and development costs are comprised of salaries and related benefits, facilities, and depreciation of laboratory equipment, compound acquisition costs and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $4.2 million for the nine months ended September 30, 2009 compared to $4.6 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we recognized costs associated with our restructuring of approximately $0.5 million which was offset by reduced expenditures associated with patent, and other professional fees.

Interest Income.  Interest income was $0.1 million for the nine months ended September 30, 2009 compared to $0.5 million during the nine months ended September 30, 2008. The decrease was primarily the result of decreasing cash and investment balances.

Interest Expense.  Interest expense was $0.2 for the nine months ended September 30, 2009 and was less than $0.1 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009, we had cash, cash equivalents and marketable securities of approximately $7.5 million and working capital of approximately $6.2 million. Since inception, we have used $36.5 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through September 30, 2009, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $10.4 million, government grants totaling $1.8 million, and capital equipment financing totaling $3.6 million.

In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds of which may be used for general corporate working capital purposes. As of September 30, 2009, we have borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital. As of September 30, 2009, we have an outstanding balance of $1.2 million pursuant to the Loan and Security Agreement.

On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007 we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

Our continued research and development efforts have led us to certain advances within our taste technology platform, including our recent announcement concerning the identification of RP44, an all-natural sweetness enhancer, and we are beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity.  However, since December 2007, we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications.  We are currently not pursuing our research program in this area. Redpoint was also unable to renew its one year research agreement with The Coca-Cola Company and our agreement with Givaudan ended on May 1, 2009.  Givaudan cited the fact that certain collaboration objectives had not been achieved during the collaboration as its reasoning for terminating the agreement.  Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, in February 2009, we announced a restructuring which reduced our workforce by approximately 33%.  In May 2009, we further reduced our workforce and we currently have 12 full time employees. We may need to make further reductions in our expenses. We are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. In addition, in November 2008, the Company retained Burrill & Company to advise us on strategic alternatives. We believe that our current capital resources should be sufficient to meet our operating requirements through November 2010.

We expect that substantially all of our cash-inflows for the foreseeable future will come from future corporate collaborations and future license agreements.  There can be no assurance that we will enter into any future corporate collaborations or future license agreements.  We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility.  For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed and as a result, we may need to pursue other strategic alternatives.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of September 30, 2009:

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Thereafter
Operating leases	$6,476,000	$207,000	$1,674,000	$1,698,000	$2,897,000
Long-term debt	1,259,000	111,000	796,000	352,000	—
License payments	250,000	—	50,000	50,000	150,000
	$7,985,000	$318,000	$2,520,000	$2,100,000	$3,047,000

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.  During the quarter ended September 30, 2009, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of September 30, 2009.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the three months ended September 30, 2009.

ITEM 4T.                                             CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of September 30, 2009, we had an accumulated deficit of $49.5 million, and anticipate incurring additional losses for the foreseeable future. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. We believe that our current capital resources should be sufficient to meet our operating requirements through November 2010. Our future requirements will depend on many factors, including:

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

We face substantial competition from companies pursuing the commercialization of products and services relevant to taste using various methods for the discovery of taste enhancers and aversive taste blockers. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA,

Symrise and Firmenich. Senomyx is principally focused in the area of taste enhancement for food products and uses a high throughput screening technology and synthetic chemistry to discover novel flavor enhancers, which it licenses to end users in the food industry. Senomyx was initially focused on sweetness and savory flavor enhancers, but is now also developing programs to discover bitter blockers for food and pharmaceutical products. During the last 2 years, Senomyx has announced success at developing sweetener enhancers for both sucrose and sucralose. Nutrinova, a German ingredients company, is also developing a biotechnology approach to finding novel taste enhancers in collaboration with the German Biotechnology Research and Information Network. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products.

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

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market or exercise price of less than $5 per share, subject to specific exemptions. The market price of our common stock has been and may continue to be less than $5 per share and therefore may be designated a “penny stock” under SEC rules. This designation requires any broker or dealer selling our common stock to disclose certain information about the transaction, obtain a written agreement from the investor and determine that the investment in our common stock by the investor is a reasonably suitable investment for such investor. These rules may restrict the ability of brokers or dealers to sell our common stock and, as a result, may affect the ability of investors to sell their shares. In addition, unless and until our common stock is listed for trading on the American Stock Exchange or NASDAQ Capital Market or similar market, investors may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of your investment.

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

As of the final closing of the Private Placement, we issued warrants to investors to acquire approximately 10.2 million shares of common stock and warrants to the placement agents to acquire approximately 3.6 million shares of common stock in the Private Placement. In addition, as of September 30, 2009, there were 16.6 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan. If these warrants are exercised or converted, or if the options are exercised, you may experience dilution in the net tangible book value of our common stock.

Directors and officers of the Company have a high concentration of our common stock ownership.

Based on the aggregate number of shares of our common stock that are outstanding as of September 30, 2009, our officers and directors beneficially own approximately 11.57% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

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

REDPOINT BIO CORPORATION

November 13, 2009	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2009	By:	/s/ Scott M. Horvitz
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