Form 10-K
period 2009-12-31
Redpoint Bio CORP
filed 2010-03-29
CIK 1328003

Use these links to rapidly review the document

REDPOINT BIO CORPORATION (A Development-Stage Enterprise) Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

          The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant on June 30, 2009, based on $0.15 per share, the last reported sale price on the OTC Bulletin Board on that date, was approximately $8,049,696.

          The number of shares of common stock, $0.0001 par value, of the registrant outstanding as of March 22, 2010 was 79,838,693 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

ITEM 1.    BUSINESS

Overview

        Redpoint Bio is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. Our food and beverage program has been focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. In June 2009, we announced that we had identified an all-natural sweetness enhancer, RP44. RP44 is Reb-C (rebaudioside C), a component of the stevia plant.

        In addition to our sweetness enhancer program, our understanding of the biology of taste and its relationship to metabolic processes, satiety, and diabetes have led us to initiate a pharmaceutical discovery program for the treatment of diabetes and obesity. Our research in diabetes and obesity stems from the observation that taste signaling in the gastrointestinal tract is involved in important hormone secretion processes and this observation has enabled us to leverage our research on lingual taste modulation to potentially important therapeutic applications.

        We currently own or have exclusive licenses to nine issued U.S. patents and 19 issued foreign patents. In addition, we have over 100 U.S. and foreign patent applications pending. We have not yet developed any products that are commercially available.

Scientific Background and Our Technology Platform

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

        The signaling cascade downstream of GPCR activation provides several targets for discovery of modulators of the sweet, savory and bitter taste sensations. Redpoint Bio's discovery programs initially focused on finding potent and specific compounds that bind to the TRPm5 ion channel that is involved in amplification of the GPCR-linked taste signals. We were motivated to follow this approach since biological studies showed that mice in which TRPm5 had been inactivated or "knocked out" were unable to taste sweet, savory, or bitter tastants. This in turn suggested that enhancers of TRPm5 channel conductance could function as taste enhancers in sweet or savory taste contexts, and as blockers that could work as bitter blockers in bitter taste contexts. Although we are not currently pursuing our TRPm5 discovery program for taste modulators, we believe that the TRPm5 ion channel may also be an attractive target for the identification and development of a new diabetes or obesity therapeutic compound. Recent scientific research suggests that in addition to taste cells on the tongue, TRPm5 is expressed as part of a nutrient-sensing signal transduction chain in the gastrointestinal tract and also in the pancreas. We initiated a program designed to leverage the research we have already conducted on the discovery of modulators of the TRPm5 ion channel to further explore potential opportunities for the discovery of new diabetes or obesity therapeutics.

        In addition to the TRPm5 ion channel, our technology base encompasses additional approaches to identifying taste enhancers. Recognizing the attractiveness of "natural" compounds for food applications, we have developed a novel strategy to find natural substances that may be effective as taste enhancers. This strategy led to our discovery of the sweetness enhancement properties of RP44. The basic strategy involves sourcing both natural compounds and natural product compound libraries, and then screening these compounds using our proprietary, computer controlled, operant animal model system termed the Microtiter Operant Gustometer, or MOG. In this system rodents are trained to identify novel sweeteners through discrimination taste tests. The MOG methodology is based on classical animal models of operant conditioning that have been used in the academic community for 50 years. Redpoint's unique application of this classical method has been to develop novel, computerized protocols for training the rodents in taste discrimination tests, coupled with a new apparatus allowing testing of taste samples in 96 well microtitre plates of the kind used for high throughput screening in pharmaceutical discovery. The key advantages to this approach include:

  •
  Ability to find taste-active compounds using very small initial quantities of test materials (typically less than 1 mg.), thus allowing cost-effective screening of purified natural products.

  •
  Ability to find taste-active compounds in partially purified natural product samples.

  •
  Ability to rapidly perform dose-ranging studies to directly determine in vivo potency.

        Compounds determined as active using this approach are then subsequently scaled up and evaluated for taste properties in human taste tests and, potentially for regulatory approval. This strategy may provide additional opportunities for the discovery of new natural high-intensity sweeteners. The use of "natural" ingredient statements for labeling and promotion of food products is regulated by the USDA and other governing bodies, and there is a risk that they may limit use of such terms.

Sweetness Enhancer Program

        We first announced that we had identified RP44, an all-natural sweetness enhancer, in June 2009. In January 2010, we disclosed that RP44 is Reb-C (rebaudioside C), a component of the stevia plant. Native to South America, extracts of the leaves of the stevia plant have been used as sweeteners around the world for hundreds of years. More recently, a purified component of stevia known as Reb A has received regulatory approval in the United States and elsewhere and we believe its popularity as an all-natural non-caloric sweetener is increasing.

        Unlike Reb A, RP44 has a very low intrinsic level of sweetness and therefore is not useful as a sweetener. Instead, we discovered that RP44 acts as a potent sweetness enhancer. A sweetness enhancer imparts no sweet taste of its own when used in a product. Instead, sweetness enhancers act by amplifying the existing sweet taste of caloric sweeteners such as sugar or high fructose corn syrup. We believe this will enable the development of food and beverage products that require reduced amounts of caloric sweeteners while still retaining the "clean sweet taste" associated with a fully sugared product. We have filed several patent applications covering the sweetness enhancing effect of RP44.

        Taste tests demonstrate that RP44 enables the reduction of up to 25% of the caloric sweetener content in various product prototypes, while still maintaining the taste quality of the fully sweetened product. These enhancement results have been demonstrated by using RP44 in combination with several common sweeteners including sucrose (sugar), fructose, glucose and high-fructose corn syrup (HFCS). Additional taste tests have demonstrated that when RP44 is used in combination with Reb A, the caloric content in product prototypes can be reduced by up to 50%, while still maintaining the taste quality of the fully sweetened product. This result suggests that RP44 could add flexibility to all-natural sweetener blends in reduced-calorie sweetener systems. The worldwide sweetener market is estimated to be in excess of $50 billion with sugar (including sucrose, HFCS, and fructose) being the second most common ingredient used in food and beverages after water.

        We believe RP44 has potential for achieving GRAS (Generally Recognized As Safe) status, due to its long history of human exposure as a component of stevia and its similarity to Reb A, which has already undergone extensive safety studies. The GRAS determination/notification process requires extensive testing to ensure safety in use and usually takes 12-18 months to complete.

        RP44 is currently derived from material found in the side stream of the Reb A production process. We are in discussions with suppliers of Reb A to determine the economics and manufacturing process necessary to extract and produce RP44 on a scale large enough to conduct safety studies and facilitate commercialization. We are actively seeking commercial partners for RP44 and we have provided our sweetness enhancer to several major ingredient suppliers and food and beverage companies that are evaluating RP44 in their own taste systems. However, there can be no assurance that RP44 can be produced in large scale on an economically viable basis or that the Company will consummate collaborations with commercial partners.

        We believe there may be an important role for RP44 in all-natural reduced-calorie products. Numerous scientific studies suggest a compelling link between the high levels of refined sugar found in common food and beverage products and the worsening epidemic of obesity and diabetes worldwide. Health and wellness trends continue to be major market drivers for the food and beverage industry, creating consumer demand for natural solutions that can preserve the clean sweet taste of sugar while reducing calories.

        It is increasingly recognized that excess consumption of sugar is a major contributor to disease. Both government and consumer groups have become alarmed at the rate of obesity in the U.S. population, and its related negative health consequences. The Center for Disease Control reports in its 2003-2006 National Health and Nutrition Examination Survey that there are more than 145 million overweight and obese adults and more than 23 million overweight and obese children and adolescents in the United States. Moreover, this phenomenon can be linked to certain chronic diseases including type-2 diabetes, high blood pressure, cardiovascular disease and certain cancers. This provides additional impetus for the development of products that can deliver the taste impact of sugar without the harmful effects of excess dietary calories.

        Nutritive sweeteners such as cane sugar, beet sugar, and HFCS are among the most commonly used food ingredients. According to Packaged Facts, the U.S. total sweetener market was approximately $3.08 billion in 2007. The United States Department of Agriculture shows that the U.S. consumption of sweeteners, natural and nutritive, represents approximately 6% of the market, making the global sweetener market approximately $51.4 billion in 2007. In some of the largest food categories such as carbonated soft drinks and confectionary products, sugar or HFCS are the major ingredients and contributors to product cost of goods. The worldwide rise in consumption of sweet foods and beverages has been linked to many health problems, particularly obesity and diabetes.

        Artificial sweeteners provide one means to reduce caloric intake and cost, particularly in sweetened beverages like soft drinks, confectionary products, and dessert foods. A report published by Global Industry Analysts shows the worldwide artificial sweetener market at $3.5 billion and is likely to be stimulated by a worldwide effort to combat obesity. Although there are several artificial sweeteners on the market, there is a continued desire to develop new products that can preserve the clean sweet taste and temporal profile of nutritive sweeteners (e.g. sugar and HFCS) while also reducing the caloric content.

        Currently used non-nutritive, artificial sweeteners include saccharin, aspartame, sucralose and acesulfame potassium. These sweeteners are also marketed under branded tabletop products such as Sweet 'N Low® (saccharin), Equal®, Nutrasweet® or Canderel® (aspartame) and Splenda® (sucralose). Food and beverage companies commonly mix artificial sweeteners to achieve specific taste profiles. Despite the wide use of artificial sweeteners, they are generally viewed to have inferior taste properties relative to caloric sweeteners like sugar and HFCS. Specifically, these include off-tastes (e.g. sweeteners like saccharin are bitter) and altered temporal characteristics of the sweet sensation. For example, the sweet taste of many artificial sweeteners comes on more slowly and/or lingers longer than the sweet taste from sugar or HFCS.

        Growing consumer preference for all-natural products, together with the increasing rates of obesity and diabetes, have created significant demand for all-natural, low calorie sweetener alternatives. Reb A, a purified component of stevia recently received regulatory approval in the United States and elsewhere. Despite some consumers detecting bitter or licorice aftertaste in certain applications, according to a report by Rabobank, U.S. sales of Reb A could reach $700 million by 2014.

Diabetes and Obesity Drug Discovery Program

        Our initial programs focused on the modulation of the TRPm5 ion channel, a key signaling element in taste sensation, in order to discover novel compounds that modulate the taste of food and beverage products. We also believe that the TRPm5 ion channel may be an attractive target for the identification and development of a new diabetes or obesity therapeutic compound. Recent scientific research suggests that in addition to taste cells on the tongue, TRPm5 is expressed as part of a nutrient-sensing signal transduction chain in the gastrointestinal tract and also in the pancreas. We initiated a program designed to leverage the research we have already conducted on the discovery of modulators of the TRPm5 ion channel to further explore potential opportunities for the discovery of new diabetes or obesity therapeutics.

        TRPm5 modulators discovered at Redpoint have been shown to elicit the secretion of hormones known to play important roles in metabolism in relevant model systems. We believe this discovery may serve as the foundation for a new method of action in the treatment of obesity and diabetes. Our therapeutic objective is the development of an orally acting incretin and insulin secretogogue for the treatment of Type II diabetes. Through an ongoing discovery program involving the synthesis of approximately 1000 novel small molecules, we have identified a lead series of orally acting hormone secretogogues that have demonstrated positive results in a number of in vitro and in vivo experiments. We are seeking collaborations with major pharmaceutical companies for the further development and optimization of our TRPm5 modulators for therapeutic applications in diabetes and obesity.

        Diabetes mellitus is a chronic metabolic disorder characterized by the body's inability to produce or properly utilize insulin. Insulin is a hormone that is needed to convert sugar, starches and other food into energy stores needed for daily life. Nearly 90% of diabetics have Type 2 (non-insulin dependent) diabetes, which is often associated with obesity, and about 10% have Type 1 (insulin dependent) diabetes. It is one of the most prevalent chronic diseases, afflicting 8% of the US population, and is a growing global health problem, particularly in industrialized countries. Diabetes and its complications impose significant economic consequences on individuals, families, health systems and countries. The World Health Organization (WHO) estimated that in 2008, more than 200 million people worldwide have diabetes. This number is likely to more than double by 2030. The total annual economic cost of diabetes in 2008 was estimated to be $175 billion in the U.S. and more than $350 billion worldwide. The global diabetes prescription market was more than $21 billion in 2008, and is expected to grow to more than $34 billion in 2012. The key market segments for diabetes treatments include injectables such as insulin and GLP-1 receptor agonists, and several classes of oral anti-diabetics (OADs), which include sulfonylureas, DPP-IV inhibitors, PPAR agonists, and biguanides.

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

Additional Applications of Our Technology

        Another application of our technology is in the development of low-sodium salt solutions. Towards this end, we developed Betrasalt™, a proprietary formulation of FEMA (Flavor and Extracts Manufacturers Association) GRAS materials and potassium chloride (KCl). Potassium chloride is a well-known substitute for sodium chloride (NaCl or common table salt), but is characterized by an accompanying bitter and metallic taste. Our Betrasalt formulation mitigates the bitter and metallic taste of potassium chloride yet retains the cooking functionality and preservative qualities of common table salt (sodium chloride). We own or have exclusive licenses to issued and pending patents related to Betrasalt.

Competition and Competing Technologies

        We believe our taste technology approach is applicable to a wide range of food and beverage products representing many and diverse competitive companies and approaches. The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our taste modulators and technologies, as well as our pharmaceutical products, becoming obsolete.

        We face substantial competition from companies pursuing the commercialization of products and services relevant to taste using various methods for the discovery of taste modulators. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise and Firmenich. Senomyx is principally focused in the area of taste enhancement for food products and uses a high throughput screening technology and synthetic chemistry to discover novel flavor enhancers, which it licenses to end users in the food industry. Nutrinova, a German ingredients company, is also developing a biotechnology approach to finding novel taste enhancers in collaboration with the German Biotechnology Research and Information Network. Taste tests have demonstrated that when RP44 is used in combination with Reb A, the caloric content in product prototypes can be reduced by up to 50%, while still maintaining the taste quality of the fully sweetened product. However, in certain instances we may compete with companies who are commercializing Reb A. These companies include PureCircle Ltd and GLG Life Tech Corporation. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products.

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

        There are several classes of anti-diabetic treatments, either orally available or injectable, including insulin, GLP-1 receptor agonists, sulfonylureas, DPP-IV inhibitors, PPAR agonists, and biguanides. Many of these drugs exhibit not only limited efficacy, but are also associated with less than desired tolerability and significant mechanism-based side effects. Several new classes of anti-diabetic treatments have recently been developed, including incretin mimetics such as Exendin-4 (Byetta®), a GLP-1 mimetic, which enhance glucose-dependent insulin secretion by the pancreatic beta-cell and slows gastric emptying, and DPP-IV inhibitors which work by preventing the inactivation of endogenous GLP-1. Additionally, new mechanisms such as GPR119 receptor agonists are being developed as glucose-dependent insulin and GLP-1 secretagogues expected to lower postprandial glucose and reduce weight gain.

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

        We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of taste modulators and new pharmaceutical products. We cannot guarantee that products developed as a result of our competitors' existing or future collaborations will not compete with our taste modifiers and new pharmaceutical products.

        Universities and public and private research institutions are also potential competitors. While these organizations primarily have educational objectives, they may develop proprietary technologies related to the sense of taste or the treatment of diabetes or secure patent protection that we may need for the development of our technologies and products. We may attempt to license these proprietary technologies, but these licenses may not be available to us on acceptable terms, if at all.

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

Regulatory Process

Regulatory Approval for New Food Flavors and Flavor Modifiers

        We intend to utilize the GRAS determination process to market our taste enhancers. In the United States, novel flavoring compounds, flavor enhancers and taste modulators intended for use in foods are regulated under provisions of the Federal Food, Drug, and Cosmetic Act administered by the FDA. In situations where compounds to be introduced as flavorings into food products are to be administered at low levels and in defined quantities, safety review can first be obtained through the GRAS process, which can involve FEMA, other independent panels of experts, and/or FDA. Redpoint Bio joined FEMA as a participating member in May 2005 and has experience with the GRAS determination process.

        The GRAS process was established by the 1958 Food Additive Amendments to the Federal Food, Drug, and Cosmetic Act. GRAS ingredients are those which have been found to be generally recognized as safe by "experts qualified by scientific training and experience to evaluate the safety of substances directly or indirectly added to food" (21 CFR 570.30). These experts can be convened by any source, including FDA, industry (individual or corporation), or a trade association such as FEMA. The FEMA GRAS Panel, which has existed since 1960, has recognized many ingredients as GRAS. This process is the predominant process used to determine the GRAS status of synthetic and natural compounds that modify taste and/or flavor in the United States.

        In the FEMA GRAS review program, an expert panel evaluates published literature, together with experimental toxicology, metabolism, and safety data and determines whether a compound is generally recognized as safe under the conditions and amounts of its intended use. The safety studies required for GRAS approval of a new chemical compound are extensive. GRAS safety studies typically involve the following: pharmacological activity profiling, genotoxicity studies, in vivo reproductive toxicology, ADME (absorption, distribution, metabolism, excretion), acute toxicology, and 90-day chronic dosing, including metabolism and histopathology. We estimate that the required tests can be performed and reported in 12 to 18 months at an estimated cost of $1-2 million. However, if there are prior safety data on the ingredient or an ingredient with a related structure, then fewer safety studies may be required for the GRAS review and the GRAS review process can be shorter than 12 to 18 months.

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

  •
  Facilitation of EU and other major market approval:  Although new flavoring agents are approved in Europe and the rest of the world on a country by country basis, FEMA is coordinating with the International Organization of the Flavor Industry, or IOFI, and the EU Regulatory body JECFA (Joint FAO/WHO Expert Committee on Food Additives) to facilitate the approval of FEMA GRAS compounds for sale in the EU and worldwide. We believe that RP44 is already covered by the JECFA standard specification regulating stevia sweeteners that approves use of any combination of the 7 major steviol glycosides (which includes Reb-C or RP44) in any relative ratio, providing that the product is over 95% pure.

        We believe RP44 has excellent potential for achieving U.S. GRAS status, due to its long history of human exposure as a component of stevia and its similarity to Reb A, which has already undergone extensive safety studies. While there is ample historic precedent, there can be no assurance that regulatory requirements will remain stable and that the GRAS pathway will be available in its current or modified form.

Regulatory Approval for New Therapeutics

        Any products we may develop as new therapeutics (e.g. the use of our compounds as drugs to treat diabetes or obesity) are subject to stringent government regulation in the United States by the FDA and, in many instances, by corresponding foreign and state regulatory agencies. The European Union, or EU, has vested centralized authority in the European Medicines Evaluation Agency and Committee on Proprietary Medicinal Products to standardize review and approval across EU member nations.

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

        Preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to permit clinical trials to begin. Once clinical trials are initiated, they generally take five to seven years, or longer, to complete. After completion of clinical trials of a new drug or biologic product, FDA approval of the NDA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA for filing and, even if filed, that the FDA will grant approval. In the past, the FDA's approval of an NDA has taken, on average, one to two years, but in some instances may take substantially longer. If questions regarding safety or efficacy arise, additional studies may be required, followed by a resubmission of the NDA. Review and approval of an NDA can take several years.

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

Marketing and Sales

        As a development stage company, we currently have no sales, marketing or distribution capabilities. In general, the Company will be dependent on our future collaborators for the production, marketing, sales and other aspects of the commercialization of our product candidates when such products are developed through collaborative discovery and development programs with major food ingredient suppliers, food producers, or pharmaceutical companies. We are in discussions with suppliers of Reb A to determine the economics and manufacturing process necessary to extract and produce RP44 on a scale large enough to conduct safety studies and facilitate commercialization.

Intellectual Property

        We currently own or have exclusive licenses to nine issued U.S. patents and 19 issued foreign patents. Also, we own or have exclusive licenses to over 100 U.S. and foreign patent applications pending. In addition, we have assembled significant expertise and know-how in the biology, molecular biology, cell biology and chemistry of taste and taste modifiers. Redpoint Bio's founding intellectual property portfolio was licensed from the Mount Sinai School of Medicine. In addition to intellectual property in-licensed from Mount Sinai, scientists at Redpoint Bio have extended the portfolio with several new patent applications. These include:

  •
  New assays and assay technology for taste modulation in food and pharmaceutical products.

  •
  New methods and compositions for blocking bitterness.

  •
  New methods and compositions for enhancing sweet and savory/umami flavors.

  •
  New methods and compositions for enhancing the sweetness of carbohydrate sugars and high intensity sweeteners.

  •
  New methods and apparatus for operant models of taste selection using in vivo models.

  •
  New methods and compositions for enhancing insulin release, GLP-1 release, and insulin sensitivity, and for treating diabetes, insulin resistance syndrome, hyperglycemia and obesity.

        Our primary intellectual property strategy is to obtain composition-of-matter and utility patents on new compounds that can be approved through the GRAS regulatory or FDA drug approval processes. We have already filed patent applications on lead series for both a universal bitter blocker and a sweetness enhancer, where we have developed compounds that are both potent and specific in in vitro model systems of taste perception.

        Members of our scientific and management team have been named as inventors on over 60 issued U.S. patents, covering various areas of drug discovery, and have a strong track record of successful management of intellectual property covering technology tools, new compositions of matter with pharmaceutical utility, and uses thereof.

Collaborative and Licensing Arrangements

  Givaudan

        In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG, a Swiss company, or Givaudan, for the development and commercialization of compounds that act primarily through the modulation of the TRPm5 channel and that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. In consideration of the Company's agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1.3 million and Givaudan provided research funding to the Company over the term of the agreement. Givaudan terminated the agreement, effective as of May 1, 2009, and Givaudan reserved its rights under the agreement with respect to certain collaboration compounds. Givaudan cited the fact that certain collaboration objectives had not been achieved as its reasoning for terminating the agreement. Through the termination date of the agreement, including the upfront fee, we received $6.9 million in research and development funding in connection with the agreement.

  Coca-Cola

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

  Strategy

        We are actively seeking commercial partners for RP44 and we have provided our sweetness enhancer to several major ingredient suppliers and food and beverage companies which are evaluating RP44 in their own taste systems. We may also partner with other major ingredient suppliers, or food and beverage companies, to utilize our technology to discover new all natural sweetness enhancers and/or sweeteners, in exchange for technology access fees, research funding, product development milestones, and product royalties. We are also seeking collaborations with major pharmaceutical companies for the further development and optimization of our compounds for therapeutic applications in diabetes and obesity. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

Employees

        During the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%. As of December 31, 2009, we employed 12 persons on a full-time basis, of whom 9 were in research and development departments, and 3 of whom were engaged in finance, business development and administration. Of these employees, 9 hold M.D., Ph.D. or other advanced degrees. We also retain outside consultants. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business.

Our Executive Officers and Directors

        The following table identifies our current executive officers and directors:

Name	Age	Capacities in Which Served	In Current Position Since
F. Raymond Salemme, Ph.D.(1)	64	President, Chief Executive Officer and Director	2007
Scott M. Horvitz(2)	51	Chief Financial Officer, Treasurer and Secretary	2007
Richard P. Shanley, CPA(3)	62	Chairman of the Board	2007
Robert Chefitz(4)	50	Director	2007
Leif Kjaergaard, Ph.D.(5)	63	Director	2007
Allen Bloom, Ph.D.(6)	66	Director	2007
Irwin Scher, M.D.(7)	70	Director	2007

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

(2)
Scott M. Horvitz became Robcor's Chief Financial Officer, Treasurer and Secretary on March 12, 2007. Mr. Horvitz has been Original Redpoint's Chief Financial Officer, Corporate Secretary and Treasurer since July 2004. Mr. Horvitz has approximately 25 years of experience in accounting and financial management of biotechnology companies, including the management of initial public offerings with his two previous companies. Prior to becoming Chief Financial Officer of Original Redpoint, Mr. Horvitz was a consultant to Original Redpoint from August 2003 to June 2004. Previously, Mr. Horvitz co-founded 3-Dimensional Pharmaceuticals, Inc. where he worked from September 1993 until its acquisition by Johnson & Johnson in July 2003, most recently serving as its Chief Financial Officer and Corporate Secretary and Treasurer. Prior to 3DP, Mr. Horvitz was the Executive Director of Finance and Human Resources with Magainin Pharmaceuticals. Mr. Horvitz holds a B.S. in Accounting from the University at Albany and is a Certified Public

  Accountant. Mr. Horvitz served on the Board of Directors of Protez Pharmaceuticals, Inc. and was the Chairman of its Audit Committee from 2004 until its acquisition by Novartis in 2008.

(3)
Richard P. Shanley, CPA was appointed as a director on September 12, 2007, and as Chairman of the Board on February 23, 2010. Mr. Shanley, a Certified Public Accountant in New York, retired from public accounting at the end of 2006, having completed a 31 year career at Deloitte & Touche LLP and Eisner LLP, with a combined total of 25 years as a Partner at the two firms. During his career, Mr. Shanley served as lead audit partner on numerous engagements for both public and private companies, including those requiring application of Sarbanes-Oxley Section 404, as well as public stock offerings, primarily for biotechnology, pharmaceutical and high-tech companies. Mr. Shanley is a recognized authority on financing for emerging growth companies and is a published author of Financing Technology's Frontier. He has spoken at industry meetings and is actively involved in organizations including the Biotech Council of New Jersey, the New York Biotechnology Association, the Connecticut Venture Group, the Biotechnology Industry Organization, and others. Mr. Shanley is currently serving as the chair of the New York State Society of CPA's Professional Ethics Committee. Mr. Shanley currently serves on the Board of Harris & Harris Group, Inc. He earned his B.S. degree from Fordham University and his M.B.A. in Accounting from Long Island University.

(4)
Robert Chefitz has been a General Partner of NJTC Venture Fund, SBIC, L.P., a private venture capital firm based in New Jersey that is a lead investor in seed and early stage companies in the region since April 2002. Prior to joining the NJTC Venture Fund, from February 1987 to October 2001, Mr. Chefitz was a partner at Apax Partners based in New York. Prior to Apax Partners, Mr. Chefitz was employed as an investment professional with Golder Thoma Cressey in Chicago. Mr. Chefitz is a past president of the New York Venture Association. Mr. Chefitz holds a B.A. in History from Northwestern University and a M.B.A. from Columbia University. In addition to Redpoint, Mr. Chefitz serves as a director on the boards at Hycrete Technologies, LLC, Achieve 3000, Point Blank Solutions, Inc., Westec Intelligent Surveillance, Alarm.com, The Ladders.com, and RightAnswers, Inc. Mr. Chefitz has been a director of Original Redpoint since 2003.

(5)
Leif Kjaergaard, Ph.D., is currently the President of Leif and Food Science, a consulting firm to the food industry. Prior to that he was the Chief Technology Officer and a member of the executive committee at Danisco A/S, an international food ingredients and biotechnology company based in Denmark from 2006 to 2008. Dr. Kjaergaard was responsible for new technology ventures and business development throughout Danisco. From 2002 to 2006, Dr. Kjaergaard was Senior Vice President of Danisco, and, from 1993 to 2002, he served as Executive Vice President and Department President of Danisco Cultor (formerly Danisco Ingredients). Dr. Kjaergaard has a M.Sc. in Chemical Engineering and a Ph.D. in Biotechnology from the Technical University of Denmark. Dr. Kjaergaard is a member of the European Research Advisory Board, past President of the Board of European Industrial Research Managers Association, and deputy chair of the Advisory Council on Research Policy in Denmark. He also serves as deputy chairman of the independent company BHJ in Denmark, and a member of the board of the Danish Investment Fund (Dansk Innovationsinvestering), a board member of Direvo Biotech (Germany) and a senior advisor to the American Investment bank AgriCapital Inc. Dr. Kjaergaard has been a director of Original Redpoint since 2006.

(6)
Allen Bloom, Ph.D. was appointed as a director on September 12, 2007. From 1994 until 2003, Dr. Bloom, a patent attorney, was a partner at the law firm of Dechert LLP, where he served as Co-Chair of the Intellectual Property Group and headed a patent practice group focusing on biotechnology, pharmaceuticals and medical devices. From 1985 until mid-1994, Dr. Bloom was Vice President, General Counsel and Secretary of The Liposome Company, Inc., where he managed patent, regulatory and licensing activities. Before that, Dr. Bloom served as Patent

  Attorney and Patent Counsel for Pfizer, Inc. and RCA Corporation, respectively. Dr. Bloom currently serves on the Board of the biopharmaceutical company Unigene Laboratories, Inc., where he is lead director. He earned his Ph.D. in organic chemistry from Iowa State University, a J.D. degree from New York Law School and a B.S. in Chemistry from Brooklyn College.

(7)
Irwin Scher, M.D. was appointed as a director on September 12, 2007. Since 2005, Dr. Scher has held the position of President and Chief Executive Officer of Biosynexus, a biotechnology company focused on treating and preventing Staphylococcal infections. Prior to joining Biosynexus, Dr. Scher spent 22 years in various positions at Merck, Astra/Merck, Astra Zeneca and until 2005 as Consultant to the Chief Executive Officer at Merck KGaA. Before joining Merck, Dr. Scher enjoyed a long career in academic medicine. He held the rank of Captain USN Medical Corps and was stationed for 12 years at the Bethesda Naval Medical Complex. While there, Dr. Scher served as Professor of Medicine, Uniformed Services University, and Head, Immunology Branch, Naval Medical Research Institute. Dr. Scher is certified by the American Board of Rheumatology and American Board of Internal Medicine. He received his M.D. from Albert Einstein College of Medicine in New York and completed residencies at Presbyterian Hospital, University of Pittsburgh Medical Center, and Albert Einstein College of Medicine. Dr. Scher holds a B.S. in Chemistry from the State University of New York at Albany.

        None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Corporate History

        Redpoint was incorporated in August 1995 under the name of Linguagen Corp., based on the pioneering work of its scientific founder Robert Margolskee, M.D., Ph.D. Dr. Margolskee's laboratory has made major discoveries in the molecular biology of taste signaling pathways. We have obtained exclusive licenses to certain technology patents, covering discoveries in his laboratory, from the Mount Sinai School of Medicine.

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

Risks Related To Our Business and Our Industry

         We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so in the near term, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

        The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. We believe that our current capital resources should be sufficient to meet our operating and capital requirements through November 2010. Our future requirements will depend on many factors, including:

  •
  the progress of our research and development programs, including our ability to discover and develop taste modifiers, including RP44;

  •
  our ability, or our partners' ability and willingness, to formulate these taste modifiers, including RP44, into food and beverage products;

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

        We will need to raise substantial additional capital before November 2010 to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain.

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

        Since our inception we have incurred significant losses and negative cash flows from operations. As of December 31, 2009, we had an accumulated deficit of $51.3 million, and anticipate incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. In order to advance our programs, we will need to raise additional capital or fund operations through collaborations with third parties. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

         We are an early stage company and currently have no products available for sale. Our product candidates require additional research, development, testing, expert reviews and/or regulatory approvals before marketing. We may be unable to develop, obtain regulatory approval or market any of our product candidates. If our product candidates are delayed or fail, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

        We are in the early stage of product development and we are dependent on new discoveries. We currently do not sell any products to third parties and do not expect to have any products commercially available for several years, if at all. You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. Our product candidates require additional research and development, pre-clinical testing, clinical testing (for our pharmaceutical products) and regulatory review and/or approvals clearances before marketing. There are many reasons that our product candidates may fail or not advance to commercialization, including the possibility that:

  •
  our product candidates may be ineffective, unsafe or associated with unacceptable side effects;

  •
  our product candidates may fail to receive the necessary regulatory approvals or otherwise fail to meet applicable regulatory standards;

  •
  experts may not agree that our food product candidates, including RP44, are generally recognized as safe;

  •
  our product candidates, including RP44, may be too expensive to develop, manufacture or market;

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

        In addition, we may not succeed in developing taste modulators, including RP44, with the appropriate attributes required for use in successful commercial products. Successful taste modulators require, among other things, appropriate biological activity, including the correct properties for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful taste enhancers and aversive taste blockers must also be cost-efficient. We may not be able to develop taste modulators that meet these criteria.

        If our product candidates are delayed or we fail to successfully develop and commercialize our product candidates, our financial condition may be negatively affected, and we may have to curtail or cease our operations.

         We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates, including RP44, and we currently have no such arrangements.

        A key element of our food and beverage strategy is to commercialize RP44 through licensing arrangements with major ingredient suppliers and/or end users. Our pharmaceutical strategy depends on establishing collaborations and licensing agreements with major pharmaceutical companies. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. For example, we were unable to renew our one year research agreement with The Coca-Cola Company and our agreement with Givaudan ended on May 1, 2009. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

         If we or our collaborators are unable to obtain and maintain the GRAS determination or regulatory approval required before any taste modulator, including RP44, can be incorporated into products that are sold, we would be unable to commercialize our taste modulators and our business would be adversely affected.

        In the United States, the development, sale and incorporation of our taste modulators into products are subject to regulation by the FDA, and in some instances, other government bodies. Obtaining and maintaining a GRAS determination or regulatory approval is typically costly and can take many years.

        Depending on the amount or intended use of a particular taste modulator added to a product and the number of product categories in which the flavor or flavor enhancer will be incorporated, specific testing, safety assessment protocols, and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any taste modulators, including RP44, that we may discover. A key element of our strategy is to develop flavors and flavor enhancers that will be evaluated by the FEMA (Flavor and Extracts Manufacturers Association) GRAS Panel, which we expect will take 18 to 24 months and which is less expensive than the alternative of filing a food additive petition with the FDA, which can take eight years or more. The FEMA GRAS review process may take longer than 24 months and cost more than we currently anticipate if additional safety studies are requested by the FEMA GRAS Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates, including RP44, may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the taste modulator's intended use, the amount of the taste modulator intended to be added to packaged foods and beverages, the number of product categories in which the taste modulator will be incorporated, whether the taste enhancer imparts sweetness, the safety profile of the taste enhancers and the FEMA GRAS Panel's interpretation of the safety data. Even if we obtain a GRAS determination with respect to a taste enhancer, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular taste modulator does not qualify for a FEMA GRAS determination, we may be required to pursue a lengthy FDA approval process to reach the U.S. market, or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

        Sales of our taste modulators, including RP44, outside of the United States will be subject to foreign regulatory requirements. In most cases, whether or not a GRAS determination or FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. A GRAS determination or FDA approval in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

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

         Even if we or our collaborators receive a GRAS determination or regulatory approval and incorporate our taste modulators, including RP44, into products, those products may never be commercially successful.

        Even if we discover and develop modulators, including RP44, that obtain the necessary GRAS determination or regulatory approval, our success depends to a significant degree upon the commercial success of packaged food and beverage products incorporating those modulators. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect the market acceptance and commercial success of any potential products incorporating taste modultors that we may discover, including:

  •
  health concerns, whether actual or perceived, or unfavorable publicity regarding our taste modulators, including RP44, or those of our competitors;

  •
  the timing of market entry as compared to competitive products;

  •
  the rate of adoption of products by our collaborators and other companies in the flavor industry; and

  •
  any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for products incorporating our taste modulators, including RP44.

         We may experience delays in clinical trials and regulatory approval relating to our products that could adversely affect our financial results and our commercial prospects for our pharmaceutical product candidates.

        Any uses of our compounds that we develop as drugs acting to modulate incretin secretion with potential utility as therapeutic agents for diabetes or obesity, will be subject to full FDA 505(b)(1) safety testing and clinical trials demonstrating therapeutic efficacy as required to develop an NDA. We will be required to conduct clinical trials to demonstrate safety and efficacy of our product candidates for each intended use. For product candidates that advance to clinical testing, we cannot be certain that we or a collaborator will successfully complete the clinical trials, and will obtain the results necessary to receive regulatory approvals for the drug. These processes are lengthy, expensive and can have uncertain outcomes. Regulatory authorities may disagree with our interpretations of the clinical trial results. There can be no assurance that clinical trials will be deemed by regulatory authorities as demonstrating that our product candidates are safe and effective to obtain approval for commercial distribution.

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

         We will rely on third parties to manufacture taste modulators, including RP44, and pharmaceutical product candidates. There can be no guarantee that we can obtain sufficient and acceptable quantities of our taste modulators or pharmaceutical product candidates on acceptable terms, which may delay or impair our ability to develop, test and market such products.

        Our business strategy relies on third parties to manufacture and produce our taste modulators, including RP44, and pharmaceutical product candidates in accordance with good manufacturing practices established by the FDA, or similar regulations in other countries. Our taste modulators, including RP44, and pharmaceutical product candidates may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than our product candidates. These third parties also may not deliver sufficient quantities of our taste modulators, including RP44, and pharmaceutical product candidates, manufacture our taste modulators, including RP44, and pharmaceutical product candidates in accordance with specifications, or comply with applicable government regulations. Additionally, if the manufactured products fail to perform as specified, our business and reputation could be severely impacted.

        We expect to enter into manufacturing agreements for the production of product materials. If any manufacturing agreement is terminated or any third party collaborator experiences a significant problem that could result in a delay or interruption in the supply of product materials to us, there are very few contract manufacturers who currently have the capability to produce our taste modulators, including RP44, and pharmaceutical product candidates on acceptable terms, or on a timely and cost-effective basis. There can be no assurance that manufacturers on whom we will depend will be able to successfully produce our taste modulators and pharmaceutical product candidates on acceptable terms, or on a timely or cost-effective basis. There can also be no assurance that manufacturers will be able to manufacture our products in accordance with our product specifications, or will meet FDA or other requirements. We must have sufficient and acceptable quantities of our product materials to conduct our clinical trials and to market our product candidates, if and when such products have been approved by the FDA for marketing. If we are unable to obtain sufficient and acceptable quantities of our product material, we may be required to delay the clinical testing and marketing of our products.

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

        We believe our taste technology approach is applicable to a wide range of food and beverage products representing many and diverse competitive companies and approaches. The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our taste modulators and technologies, as well as our pharmaceutical products, becoming obsolete.

        We face substantial competition from companies pursuing the commercialization of products and services relevant to taste using various methods for the discovery of taste modulators. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise and Firmenich. Senomyx is principally focused in the area of taste enhancement for food products and uses a high throughput screening technology and synthetic chemistry to discover novel flavor enhancers, which it licenses to end users in the food industry. Nutrinova, a German ingredients company, is also developing a biotechnology approach to finding novel taste enhancers in collaboration with the German Biotechnology Research and Information Network. In certain instances we may also compete with companies who are commercializing Reb A. These companies include PureCircle Ltd and GLG Life Tech Corporation. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products.

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

        There are several classes of anti-diabetic treatments, either orally available or injectable, including insulin, GLP-1 receptor agonists, sulfonylureas, DPP-IV inhibitors, PPAR agonists, and biguanides. Many of these drugs exhibit not only limited efficacy, but are also associated with less than desired tolerability and significant mechanism-based side effects. Several new classes of anti-diabetic treatments have recently been developed, including incretin mimetics such as Exendin-4 (Byetta®), a GLP-1 mimetic, which enhance glucose-dependent insulin secretion by the pancreatic beta-cell and slows gastric emptying, and DPP-IV inhibitors which work by preventing the inactivation of endogenous GLP-1. Additionally, new mechanisms such as GPR119 receptor agonists are being developed as glucose-dependent insulin and GLP-1 secretagogues expected to lower postprandial glucose and reduce weight gain.

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

        We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of taste modulators and new pharmaceutical products. We cannot guarantee that products developed as a result of our competitors' existing or future collaborations will not compete with our taste modifiers and new pharmaceutical products.

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

        Our future success depends on our ability to attract, retain and motivate highly qualified management and scientific, development and commercial personnel and advisors. To pursue our business strategy, we may need to hire or otherwise engage qualified personnel and managers, including personnel with expertise in discovery, development, clinical trials, government regulation, manufacturing, marketing and sales. Competition for qualified personnel is intense among companies, academic institutions and other organizations. If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test and commercialize our product candidates.

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

        Because our business strategy involves the development and sale by either us or our collaborators of commercial products incorporating our taste modulators, including RP44, and our pharmaceutical products, we may be sued for product liability. We may be held liable if any product we develop and commercialize, or any product our collaborators commercialize that incorporates any of our taste modulators or pharmaceutical products, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the FEMA GRAS determination we must obtain prior to incorporating our taste modulators, including RP44, into a commercial product, and the regulatory approvals required to commercialize our pharmaceutical products, will not protect us from any such liability.

        If we and our collaborators commence sale of commercial products we will need to obtain product liability insurance, and this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators. We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur as a result of our modulators. Any indemnification we receive from such collaborators for product liability that does not arise from our taste modulators or pharmaceutical products may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our modulators or products incorporating our taste modulators or any other products we develop, our liability could exceed our total assets.

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

        In addition, the legal standards for patents outside the United States vary greatly and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors' patents or to defend the validity of any of our or our licensor's future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business.

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

        Many of the patent applications filed by us and our licensors were filed recently with the United States Patent and Trademark Office and many have not been substantively examined and may not result in patents being issued. It is difficult to predict whether any of our or our licensors' applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims. In addition, the disclosure in our or our licensors' patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, it is difficult to predict whether any of our or our licensors' applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents. Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents. Our and our licensors' patent applications may not issue as patents that will provide us with any protection or competitive advantage.

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

        We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation. In particular, other companies and academic institutions have announced that they have conducted taste-receptor research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered taste enhancers and aversive taste blockers or otherwise conducting our business. In addition, it is possible that some of the taste enhancers or aversive taste blockers that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties. Additionally, we may be subject to disputes with our collaborative partners relating to the scope of our research, our related agreements and the resulting rights or ownership of any discoveries.

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

  •
  our ability to discover and develop taste modulators;

  •
  our ability to discover and develop new diabetes or obesity therapeutic compounds;

  •
  our ability or the ability of our product discovery and development collaborators, to incorporate our taste modulators, including RP44, into packaged food and beverage products;

  •
  our receipt of milestone payments in any particular period;

  •
  the ability and willingness of collaborators to commercialize products incorporating our taste modulators, including RP44, on expected timelines, or at all;

  •
  our ability to enter into product discovery and development collaborations and technology collaborations, or to extend the terms of any existing collaboration agreements, and our payment obligations, expected revenue and other terms of any other agreements of this type;

  •
  our ability, or our collaborators' ability, to successfully satisfy all pertinent regulatory requirements;

  •
  the demand for our future products and our collaborators' products containing our taste modulators, including RP44; and

  •
  general and industry specific economic conditions, which may affect our collaborators' research and development expenditures.

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

        Our strategy includes entering into and working on simultaneous discovery and development programs across multiple markets that include both the food and beverage industry and the pharmaceutical industry. We expect to grow to meet our strategic objectives. If we grow, it will place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

         An economic downturn and adverse economic conditions may harm our business.

        The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. Our revenues are contingent upon the expenditures of the pharmaceutical, biotech, and food and beverage industries, and as these industries continue to cut costs in response to the economic downturn, our revenues may be similarly decreased. Furthermore, while our revenues may decrease, our costs may remain fixed, resulting in decreased earnings.

Risks Related to our Common Stock; Liquidity Risks

         The sale of a significant number of our shares of common stock in the public market, as well as substantial future issuances of our common stock, could depress the market price of common stock.

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

        The market price for our common stock could also decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur. Under our Registration Rights Agreement, certain holders of our outstanding shares of our common stock and other securities have demand and Form S-3 registration rights. The existence of such registration rights could also make it more difficult for us to raise funds through future offerings of our equity securities.

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

        As of the final closing of the Private Placement, we issued warrants to investors to acquire approximately 10.2 million shares of common stock and warrants to the placement agents to acquire approximately 3.6 million shares of common stock in the Private Placement. In addition, as of December 31, 2009, there were 16.6 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan. Subsequent to December 31, 2009, approximately 6.2 million warrants to purchase Common Stock expired and were not exercised. If these warrants are exercised or converted, or if the options are exercised, you may experience dilution in the net tangible book value of our common stock.

         Directors and officers of the Company have a high concentration of our common stock ownership.

        Based on the aggregate number of shares of our common stock that are outstanding as of December 31, 2009, our officers and directors beneficially own approximately 11.9% of our outstanding common stock and our 5% stockholders beneficially own approximately 32.8% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company's board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

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

Lease Agreement for Office and Laboratory Space in Philadelphia, Pennsylvania

        On September 30, 2005, we entered into an agreement with Albert Einstein Healthcare Network, or AEHN, to use AEHN's laboratory space located at 5501 Old York Road, Philadelphia, Pennsylvania. The term expired in September 2009. We currently occupy the approximately 1,500 square feet of office and laboratory space on a month-to-month basis for approximately $3,200 per month. The lease may be amended in writing by mutual agreement.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2009:	High	Low
Fourth quarter, ended December 31, 2009	$0.22	$0.10
Third quarter, ended September 30, 2009	0.30	0.13
Second quarter, ended June 30, 2009	0.19	0.04
First quarter, ended March 31, 2009	0.14	0.02

2008:	High	Low
Fourth quarter, ended December 31, 2008	$0.45	$0.06
Third quarter, ended September 30, 2008	0.65	0.26
Second quarter, ended June 30, 2008	0.70	0.50
First quarter, ended March 31, 2008	0.80	0.37

        As of December 31, 2009, the closing price for our common stock was $0.14 per share. As of March 22, 2010, there were approximately 275 holders of record of our common stock. Our independent stock transfer agent is American Stock Transfer & Trust Company, located at 59 Maiden Lane, New York, New York 10038. Their telephone number is (800) 937-5449.

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

Equity Compensation Plan Information

        The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plan. Prior to the Reverse Merger, Original Redpoint maintained the Linguagen Corp. 2003 Stock Incentive Plan, which we refer to as the "2003 Stock Plan." In connection with the adoption of the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan, which we refer to as the "2007 Plan," the 2003 Stock Plan merged with and into the 2007 Plan and no additional grants may be made under the 2003 Stock Plan. Outstanding grants under the 2003 Stock Plan continue in effect in accordance with their terms as in effect before March 12, 2007 (subject to such amendments as the Compensation Committee determines, consistent with the 2003 Stock Plan, as applicable).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders(1)	9,031,819	$0.44	7,545,630
Equity compensation plans not approved by security holders	—		—

Total	9,031,819		7,545,630

(1)
Consists of the 2007 Plan.

Recent Sales of Unregistered Securities

        We did not sell any unregistered equity securities during the fiscal year ended December 31, 2009.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our equity securities during the fiscal year ended December 31, 2009.

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

Comparison of 3 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

Company/Index	Base Period 10/06	12/06	12/07	12/08	12/09
REDPOINT BIO CORPORATION	100	114.29	20.57	4.00	4.00
NASDAQ COMPOSITE INDEX	100	102.22	113.11	67.89	98.69
NASDAQ BIOTECHNOLOGY INDEX	100	97.99	102.54	89.93	104.28
AMEX COMPOSITE INDEX	100	105.03	126.24	75.21	101.85
AMEX BIOTECHNOLOGY INDEX	100	98.70	102.92	84.68	123.28

(1)
Graph assumes $100 invested on October 31, 2006 in our common stock, the NASDAQ Composite Index, the NASDAQ Biotechnology Index, the AMEX Composite Index and the AMEX Biotechnology Index.

(2)
Cumulative total return assumes reinvestment of dividends.

(3)
As stated earlier in the Explanatory Note, Redpoint consummated the Reverse Merger in March 2007 and the Reincorporation Merger in June 2007. Prior to such transactions, the common stock of our predecessor registrant, Robcor, was traded on the OTC Bulletin Board (trading began in October 2006) under the symbol "RBCR" and was traded with little or no volume at a trading price at or around $3.50 to $4.00 per share from October 2006 until the consummation of the Reincorporation Merger. After the completion of the Reverse Merger and the Reincorporation Merger, our stock price began trading under the symbol "RPBC". We believe that given the lack of liquidity in the trading of our common stock prior to July 20, 2007 (the declaration of effectiveness of our Registration Statement on Form S-1 registering the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement in connection with the Reverse Merger) that trading in shares of our common stock began to reflect the stock price comparable to the $0.81 purchase price of one unit in the private placement, which consisted of one share of common stock together with 0.25 warrants, at or around July 20, 2007.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical financial data as of the dates and for the periods indicated. Our selected financial data set forth below as of December 31, 2008 and 2009 and for each of the years in the three-year period ended December 31, 2009, and for the period August 16, 1995 (inception) to December 31, 2009, has been derived from our audited financial statements included elsewhere herein. Our selected financial data should be read in conjunction with the Financial Statements and the Notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

						August 16, 1995 (Inception) to December 31, 2009
	Years Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Statements of Operations Data:
Research and grant revenue	$410	$—	$2,229	$3,999	$1,868	$12,330

Operating expenses:
Research and development	2,899	3,631	7,266	8,647	5,630	34,068
General and administrative	2,126	2,811	4,511	5,608	4,961	25,163

Total operating expenses	5,025	6,442	11,777	14,255	10,591	59,231

Operating loss	(4,615)	(6,442)	(9,548)	(10,256)	(8,723)	(46,901)
Interest income	94	53	768	565	142	1,661
Interest expense	(100)	(929)	(1,696)	(97)	(235)	(3,666)

Loss before income taxes	(4,621)	(7,318)	(10,476)	(9,788)	(8,816)	(48,906)
Income tax benefit	254	466	—	267	—	986

Net loss	(4,367)	(6,852)	(10,476)	(9,521)	(8,816)	$(47,920)

Accretion of redeemable convertible preferred stock	(1,148)	(1,159)	(225)	—	—

Net loss applicable to common stockholders	$(5,515)	$(8,011)	$(10,701)	$(9,521)	$(8,816)

Basic and diluted net loss per common share	$(1.25)	$(1.81)	$(0.17)	$(0.12)	$(0.11)

Weighted average number of shares outstanding	4,403	4,429	63,315	79,444	79,651

	As of December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$2,558	$974	$22,701	$14,428	$5,557
Working capital	1,523	(4,880)	20,810	12,791	4,512
Total assets	3,930	2,552	24,823	16,443	6,775
Long-term debt, net of current portion	1,209	635	188	1,148	774
Deficit accumulated during the development stage	(14,284)	(22,295)	(32,996)	(42,517)	(51,333)
Total stockholders' equity (deficit)	(14,010)	(20,726)	21,539	12,927	4,778

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

Overview

        Redpoint Bio is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. Our food and beverage program has been focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. In June 2009, we announced that we had identified an all-natural sweetness enhancer, RP44. RP44 is Reb-C (rebaudioside C), a component of the stevia plant. We are actively seeking commercial partners for our all-natural sweetness enhancer, RP44.

        In addition to our sweetness enhancer program, our understanding of the biology of taste and its relationship to metabolic processes, satiety, and diabetes have led us to initiate a pharmaceutical discovery program for the treatment of diabetes and obesity. Our research in diabetes and obesity stems from the observation that taste signaling in the gastrointestinal tract is involved in important hormone secretion processes enabling us to leverage our research on lingual taste modulation to potentially important therapeutic applications. We are actively seeking a research collaboration with major pharmaceutical companies for the further development of this discovery program.

        Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2009. As of December 31, 2009, Redpoint had an accumulated deficit of $51.3 million and anticipates incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not yet developed any products that are commercially available. We believe that our current capital resources should be sufficient to meet our operating and capital requirements through November 2010.

        Through December 31, 2009, our revenue has come solely from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through future collaborations.

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

        In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG, a Swiss company, or Givaudan, for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. In consideration of the Company's agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1.3 million and Givaudan provided research funding to the Company over the term of the agreement. Givaudan terminated the agreement, effective as of May 1, 2009, and Givaudan reserved its rights under the agreement with respect to certain collaboration compounds. Givaudan cited the fact that certain collaboration objectives had not been achieved as its reasoning for terminating the agreement. Through the termination date of the agreement, including the upfront fee, we received $6.9 million in research and development funding in connection with the agreement.

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

        Recognizing the current difficult financing environment that has significantly impacted the biotechnology sector, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%, and we currently have 12 full time employees. We may need to make further reductions in our expenses.

        We first announced that we had identified RP44, an all-natural sweetness enhancer, in June 2009. In January 2010, we disclosed that RP44 is Reb-C (rebaudioside C), a component of the stevia plant. Native to South America, extracts of the leaves of the stevia plant have been used as sweeteners around the world for hundreds of years. More recently, a purified component of stevia known as Reb A has received regulatory approval in the United States and elsewhere and Redpoint believes its popularity as an all-natural non-caloric sweetener is increasing.

        Unlike Reb A, RP44 has a very low intrinsic level of sweetness and therefore is not useful as a sweetener. Instead, we discovered that RP44 acts as a potent sweetness enhancer. A sweetness enhancer imparts no sweet taste of its own when used in a product. Instead, sweetness enhancers act by amplifying the existing sweet taste of caloric sweeteners such as sugar or high fructose corn syrup. We believe this will enable the development of food and beverage products that require reduced amounts of caloric sweeteners while still retaining the "clean sweet taste" associated with a fully sugared product. We have filed several patent applications covering the sweetness enhancing effect of RP44.

        Taste tests demonstrate that RP44 enables the reduction of up to 25% of the caloric sweetener content in various product prototypes, while still maintaining the taste quality of the fully sweetened product. These enhancement results have been demonstrated by using RP44 in combination with several common sweeteners including sucrose (sugar), fructose, glucose and high-fructose corn syrup (HFCS). Additional taste tests have demonstrated that when RP44 is used in combination with Reb A, the caloric content in product prototypes can be reduced by up to 50%, while still maintaining the taste quality of the fully sweetened product. This result suggests that RP44 could add flexibility to all-natural sweetener blends in reduced-calorie sweetener systems. The worldwide sweetener market is estimated to be in excess of $50 billion with sugar (including sucrose, HFCS, and fructose) being the second most common ingredient used in food and beverages after water.

        We believe RP44 has excellent potential for achieving GRAS (Generally Recognized As Safe) status, due to its long history of human exposure as a component of stevia and its similarity to Reb A, which has already undergone extensive safety studies. The GRAS determination/notification process requires extensive testing to ensure safety in use and usually takes 12-18 months to complete.

        RP44 is currently derived from material found in the side stream of the Reb A production process. We are in discussions with suppliers of Reb A to determine the economics and manufacturing process necessary to extract and produce RP44 on a scale large enough to conduct safety studies and facilitate commercialization. We are actively seeking commercial partners for RP44 and we have provided our sweetness enhancer to several major ingredient suppliers and food and beverage companies that are evaluating RP44 in their own taste systems. However, there can be no assurance that RP44 can be produced in large scale on an economically viable basis or that the Company will consummate collaborations with commercial partners.

        We believe there is an important potential role for RP44 in all-natural reduced-calorie products. Numerous scientific studies suggest a compelling link between the high levels of refined sugar found in common food and beverage products and the worsening epidemic of obesity and diabetes worldwide. Health and wellness trends continue to be major market drivers for the food and beverage industry, creating consumer demand for natural solutions that can preserve the clean sweet taste of sugar while reducing calories.

        Our initial programs focused on the modulation of the TRPm5 ion channel, a key signaling element in taste sensation, in order to discover novel compounds that modulate the taste of food and beverage products. We also believe that the TRPm5 ion channel may be an attractive target for the identification and development of a new diabetes or obesity therapeutic compound. Recent scientific research suggests that in addition to taste cells on the tongue, TRPm5 is expressed as part of a nutrient-sensing signal transduction chain in the gastrointestinal tract and also in the pancreas. We initiated a program designed to leverage the research we have already conducted on the discovery of modulators of the TRPm5 ion channel to further explore potential opportunities for the discovery of new diabetes or obesity therapeutics.

        TRPm5 modulators discovered at Redpoint have been shown to elicit the secretion of hormones known to play important roles in metabolism in relevant model systems. We believe this discovery may serve as the foundation for a new method of action in the treatment of obesity and diabetes. Our therapeutic objective is the development of an orally acting incretin and insulin secretogogue for the treatment of Type II diabetes. Through an ongoing discovery program involving the synthesis of approximately 1,000 novel small molecules, we have identified a lead series of orally acting hormone secretogogues that have demonstrated positive results in a number of in vitro and in vivo experiments We are seeking collaborations with major pharmaceutical companies for the further development and optimization of our TRPm5 modulators for therapeutic applications in diabetes and obesity.

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

        To leverage our technology, in March 2007, we entered into an agreement with Givaudan where we were collaborating exclusively with each other to discover and develop Enhancer Compounds and Bitter Blocker Compounds that act primarily through the modulation of the TRPm5 channel. The agreement with Givaudan was terminated by Givaudan on May 1, 2009. Also, in December 2007, we entered into a one year research agreement with Coca-Cola for the development of certain technology for use in soft drinks and other non-alcoholic beverages. The agreement with Coca-Cola expired by its terms in December 2008.

        We are actively seeking commercial partners for RP44, and we have provided our sweetness enhancer to several major ingredient suppliers and food and beverage companies which are evaluating RP44 in their own taste systems. We may also partner with other major ingredient suppliers, or food and beverage companies, to utilize our technology to discover new all natural sweetness enhancers and/or sweeteners, in exchange for technology access fees, research funding, product development milestones, and product royalties. We are also seeking collaborations with major pharmaceutical companies for the further development and optimization of our compounds for therapeutic applications in diabetes and obesity. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

General and Administrative

        Our general and administrative expenses consist primarily of salaries and related benefit expenses for business development, financial, legal and other administrative functions. In addition, we incur external costs for professional fees for legal, patent, accounting and investor relations services.

Results of Operations

  Year ended December 31, 2009 compared to December 31, 2008

        Research and Grant Revenue.    For the year ended December 31, 2009, we recorded revenue of $1.9 million, which included $1.7 million from the agreement with Givaudan, which began in March 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. In consideration of the Company's agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1.3 million and Givaudan provided research funding to the Company over the term of the agreement. The revenues from Givaudan during 2009 include $0.7 million attributable to the upfront payment which was being recognized as revenue on a straight-line basis over the initial 3.5 year term of the agreement and $1.0 million of research funding. Givaudan terminated the agreement, effective as of May 1, 2009. As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $0.5 million and was recognized as revenue upon the termination of the agreement. The remaining $0.2 million of revenue was from other agreements including a feasibility research program we conducted with Schering-Plough Corporation in the area of taste science research of pharmaceutical applications. During the year ended December 31, 2008, we recorded revenue of $4.0 million, which included $3.1 million from the agreement with Givaudan. The revenue from Givaudan included $0.4 million attributable to the upfront payment and $2.7 million of research funding. The remaining $0.9 million of revenue was primarily from our research agreement with Coca-Cola, which began in December 2007, for the development of certain technology for use in soft drinks and other non-alcoholic beverages. The agreement with Coca-Cola expired by its terms in December 2008. Currently, we do not have any arrangements that generate revenue.

        Research and Development Expenses.    Our research and development expenses were $5.6 million for the year ended December 31, 2009 compared to $8.6 million for the year ended December 31, 2008. The decrease in expenses was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in 2009. As a result of the restructurings, we are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines.

        General and Administrative Expenses.    Our general and administrative expenses were $5.0 million for the year ended December 31, 2009 compared to $5.6 million for the year ended December 31, 2008. The decrease in expenses was primarily attributable to reduced expenditures associated with patent and other professional fees, offset by a restructuring charge of approximately $0.5 million recognized in 2009.

        Interest Income.    Interest income was $0.1 million for the year ended December 31, 2009 compared to $0.6 million for the year ended December 31, 2008. The decrease was primarily the result of decreasing cash and investment balances.

        Interest Expense.    Interest expense was $0.2 million for the year ended December 31, 2009 compared to $0.1 million for the year ended December 31, 2008.

        Income Tax Benefit.    During 2008, we sold $2.5 million of our New Jersey State operating loss carryforwards resulting in the recognition of an income tax benefit of $0.3 million. Due to the Company's history of losses, we have not recognized the benefit of any of our other net operating loss carryforwards.

  Year ended December 31, 2008 compared to December 31, 2007

        Research and Grant Revenue.    For the year ended December 31, 2008, we recorded revenue of $4.0 million, which included $3.1 million from the agreement with Givaudan, which began in March 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. The revenues from Givaudan include $0.4 million attributable to the upfront payment which was being recognized as revenue over the initial 3.5 year term of the agreement and $2.7 million of research funding. The remaining $0.9 million of revenue was primarily from our research agreement with Coca-Cola, which began in December 2007, for the development of certain technology for use in soft drinks and other non-alcoholic beverages. The agreement with Coca-Cola expired by its terms in December 2008. During the year ended December 31, 2007, we recorded revenue of $2.2 million, which included $2.1 million from the agreement with Givaudan. The revenue from Givaudan included $0.3 million attributable to the upfront payment and $1.8 million of research funding. The remaining $0.1 million of revenue was from various other contracts with food and pharmaceutical companies.

        Research and Development Expenses.    Our research and development expenses were $8.6 million for the year ended December 31, 2008 compared to $7.3 million for the year ended December 31, 2007. During the year ended December 31, 2007, the Company recorded a $1.6 million non-cash charge in connection with the issuance of approximately 2.0 million shares of our common stock related to anti-dilution protection for Dr. Margolskee, the Company's founder. Dr. Margolskee's anti-dilution protection terminated upon completion of the final closing of the Private Placement on April 6, 2007. During the year ended December 31, 2008, we experienced increased costs associated with our taste modifier and diabetes research programs. In particular, our facilities costs increased as a result of our move to our new location in Ewing, New Jersey, effective in May 2007. Our new, state-of-the-art facility in Ewing, New Jersey enabled us to move ahead with the continued expansion of our research and development operations. In addition, salaries and related benefits and R&D supplies costs increased.

        General and Administrative Expenses.    Our general and administrative expenses were $5.6 million for the year ended December 31, 2008 compared to $4.5 million for the year ended December 31, 2007. The increase of $1.1 million was related to costs associated with Redpoint becoming a public company, such as legal, investor relations and business development fees as well as expenses associated with patent filings. In addition, during the years ended December 31, 2008 and 2007, we recognized non-cash stock-based compensation expense of approximately $0.7 million and $0.4 million, respectively.

        Interest Income.    Interest income was $0.6 million for the year ended December 31, 2008 compared to $0.8 million for the year ended December 31, 2007.

        Interest Expense.    Interest expense was $0.1 million for the year ended December 31, 2008 compared to $1.7 million during the year ended December 31, 2007. In May, June and October 2006, we entered into a convertible debt financing agreement with certain of our investors, which provided for $4.1 million in funding. In addition to the issuance of 5% secured promissory notes, our investors received warrants to purchase additional shares of our stock. We allocated the proceeds from the financing between the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded against the carrying value of the notes as an original issue discount (OID) which was being amortized as interest expense over a one-year period from the original issuance date of the notes. During the year ended December 31, 2007, we recognized a non-cash charge to interest expense of $0.3 million for the amortization of the OID, which was fully expensed upon the completion of the first closing of our private placement when the promissory notes were converted to common stock. Furthermore, after considering the allocation of the proceeds to the promissory notes, the Company determined that the promissory notes contained a contingent beneficial conversion feature (Contingent BCF). The Contingent BCF existed at the date of the issuance of the promissory notes due to the fact that the original carrying value of promissory notes, after allocation of the proceeds, would be less than the purchase price of the new series of stock paid by investors in the new series. During the year ended December 31, 2007, the Contingent BCF of $1.2 million was recognized as additional non-cash interest expense when the promissory notes were converted into shares of common stock.

        Income Tax Benefit.    During 2008, we sold $2.5 million of our New Jersey State operating loss carryforwards resulting in the recognition of an income tax benefit of $0.3 million. Due to the Company's history of losses, we have not recognized the benefit of any of our other net operating loss carryforwards.

Liquidity and Capital Resources

        At December 31, 2009, we had cash and cash equivalents of $5.6 million and working capital of $4.5 million. Since inception, we have used $38.3 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through December 31, 2009, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $10.4 million, government grants totaling $1.8 million, and capital equipment and working capital financing totaling $3.6 million.

        In September 2008, we entered into a Loan and Security Agreement with CIT Healthcare LLC in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. During 2008, we borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital. As of December 31, 2009, we had approximately $1.1 million outstanding under such facility.

        On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007, we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

        Our continued research and development efforts have led us to certain advances within our taste technology platform, including our announcement concerning the identification of RP44, an all-natural sweetness enhancer, and we are beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity. However, since December 2007, we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications, and we are currently not pursuing our research program with Schering Corporation. We were also unable to renew our one year research agreement with The Coca-Cola Company and the agreement with Givaudan was terminated by Givaudan on May 1, 2009. Givaudan cited the fact that certain collaboration objectives had not been achieved as its reasoning for terminating the agreement. Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%, and currently we have 12 full time employees. We may need to make further reductions in our expenses. We believe that our current capital resources should be sufficient to meet our operating and capital requirements through November 2010. Currently, we are actively seeking corporate collaborations and license agreements from various strategic partners to enhance our liquidity position.

        We expect that substantially all of our cash-flow for the foreseeable future will come from future corporate collaborations and license agreements. There can be no assurance that we will enter into any future corporate collaborations or license agreements. We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility. For us to fund our operations and to commercially develop our products, additional equity and/or debt financing will be required. There is no assurance that such financing will be available to us as needed, and as a result, we may need to pursue other strategic alternatives, including the possible cessation of operations.

Summary of Contractual Obligations

        The following table summarizes our obligations to make future payments under our current contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
Operating leases	$6,268,000	$834,000	$1,686,000	$1,711,000	$2,037,000
Long-term debt	1,148,000	374,000	774,000	—	—
License payments	250,000	25,000	50,000	50,000	125,000

	$7,666,000	$1,233,000	$2,510,000	$1,761,000	$2,162,000

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. During 2009, there have been no material changes in our critical accounting policies.

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

  Stock-Based Compensation

        The Company recognizes compensation for stock-based awards to employees and non-employee board members based on the grant-date fair value of stock-based awards over the period during which an award holder is required to provide service in exchange for the award. No compensation expense is recognized for awards for which the award holder does not tender the requisite service.

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

        We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. We have no material currency exchange risk exposure as of December 31, 2009. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by approximately $0.1 million for the year ended December 31, 2009.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2009. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known and accumulated and communicated to management, including our chief executive officer and chief financial officer, by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on its evaluation, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to our directors and nominees for election as directors under the heading "Election of Directors" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption "Our Executive Officers" in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The discussion under the heading "Certain Relationships and Related Transactions and Director Independence" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The discussion under the heading "Independent Auditors Fees and Other Matters" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements.
		Reference is made to the Index to Financial Statements on Page F-1.
	(2)	Financial Statement Schedule.
		Not applicable.
	(3)	Exhibits.
		Reference is made to the Index to Exhibits on Page 51.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2010.

REDPOINT BIO CORPORATION
By:	/s/ F. RAYMOND SALEMME, PH.D. F. Raymond Salemme, Ph.D., President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. RAYMOND SALEMME F. Raymond Salemme	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2010
/s/ SCOTT HORVITZ Scott Horvitz	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 29, 2010
/s/ ALLEN BLOOM Allen Bloom	Director	March 29, 2010
/s/ ROBERT CHEFITZ Robert Chefitz	Director	March 29, 2010
/s/ LEIF KJAERGAARD Leif Kjaergaard	Director	March 29, 2010
/s/ IRWIN SCHER Irwin Scher	Director	March 29, 2010
/s/ RICHARD SHANLEY Richard Shanley	Director	March 29, 2010

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated May 3, 2007, between Robcor Properties, Inc. and Redpoint Bio Corporation (Incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed with the Commission on May 23, 2007).
3.1
Third Amended and Restated Certificate of Incorporation of Redpoint Bio Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 2, 2007).
3.2	Amended and Restated Bylaws of Redpoint Bio Corporation (Incorporated by reference to Exhibit C of the Registrant's Schedule 14C filed with the Commission on May 23, 2007).
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

10.8	First Amendment to Lease Agreement, dated as of October 25, 2005, by and between BMR-7 Graphics Drive LLC and Linguagen Corp. (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.9
Acknowledgement of Term Commencement Date and Term Expiration Date, dated May 7, 2007, by and between Redpoint Bio Corporation and BMR-7 Graphics Drive LLC (Incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 2, 2007).
10.10
Employment Agreement, dated May 25, 2004, between Linguagen Corp. and Dr. Raymond F. Salemme (Incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).**
10.11
Employment Agreement, dated June 28, 2004, between Linguagen Corp. and Scott Horvitz (Incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).**
10.12
Master Security Agreement, dated as of February 16, 2005, by and between Oxford Finance Corporation and Linguagen Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.13	Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan (Incorporated by reference to Exhibit D of the Registrant's Schedule 14C filed with the Commission on May 23, 2007).**
10.14
Registration Rights Agreement, dated March 12, 2007, by and among Robcor, National Holdings Corporation, Brean Murray, Carret & Co., LLC and the parties set forth on the signature page and Exhibit A thereto (Incorporated by reference to Exhibit 10.16 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.15
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
10.17
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
10.20
Joint Research and Development and License Agreement, dated March 27, 2007, by and between Givaudan Schweiz AG and Redpoint Bio Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007).†

10.21	Amended and Restated License Agreement, effective as of April 2, 2003, between Mount Sinai School of Medicine of New York University and Linguagen Corp. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.22
First Amendment to Amended and Restated License Agreement, dated as of November 10, 2003, between Mount Sinai School of Medicine of New York University and Linguagen Corp. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.23
Side Letter, dated July 11, 2007, to Placement Agency Agreement, dated December 4, 2006, as amended, by and between National Securities Corporation and Brean Murray, Carret & Co., LLC (Incorporated by reference to Exhibit 10.26 of the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 18, 2007).
10.24
Research Agreement, dated December 13, 2007, by and between the Coca-Cola Company and Redpoint Bio Corporation (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed on March 14, 2008).†
10.25
Loan and Security Agreement, dated September 25, 2008, by and between Redpoint Bio Corporation and CIT Healthcare LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008).
10.26
Separation of Employment Agreement and General Release, by and between the Company and Robert W. Bryant, Ph.D., dated January 9, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on January 15, 2009).**
10.27
Confidential Separation Agreement and General Release, by and between the Company and Scott Siegel, Ph.D., dated February 26, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 4, 2009).**
10.28
Amendment to Employment Agreement by, and between the Company and Dr. F. Raymond Salemme, dated December 22, 2008 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 23, 2008).**
10.29
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

        We have audited the accompanying balance sheets of Redpoint Bio Corporation (a development-stage enterprise) (the "Company") as of December 31, 2008 and 2009, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009 and for the period from August 16, 1995 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redpoint Bio Corporation as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 and for the period from August 16, 1995 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 29, 2010

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Balance Sheets

	December 31
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$3,130,561	$5,557,367
Marketable securities	11,296,952	—
Accounts receivable	139,095	—
Prepaid expenses and other current assets	313,456	176,464

Total current assets	14,880,064	5,733,831
Property and equipment, net	1,240,514	726,730
Other assets	321,978	314,014

Total assets	$16,442,556	$6,774,575

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$519,155	$374,110
Accounts payable	877,642	658,561
Accrued expenses	305,580	151,893
Accrued compensation	15,610	37,702
Deferred revenue	371,320	—

Total current liabilities	2,089,307	1,222,266
Long-term debt	1,147,952	773,843
Deferred revenue	278,582	—

Total liabilities	3,515,841	1,996,109

Commitments (Note 13)
Stockholders' equity:
Preferred Stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding issued and outstanding 79,495,870 shares at December 31, 2008 and 79,838,693 at December 31, 2009	7,950	7,984
Additional paid-in capital	55,371,501	56,103,784
Deficit accumulated during the development stage	(42,517,290)	(51,333,302)
Accumulated other comprehensive income	64,554	—

Total stockholders' equity	12,926,715	4,778,466

Total liabilities and stockholders' equity	$16,442,556	$6,774,575

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Operations

				August 16, 1995 (Inception) to December 31, 2009
	Years ended December 31,
	2007	2008	2009
Research and grant revenue	$2,229,461	$3,999,252	$1,868,428	$12,330,002

Operating expenses:
Research and development	7,266,542	8,647,432	5,630,336	34,068,063
General and administrative	4,510,708	5,607,309	4,960,913	25,162,824

Total operating expenses	11,777,250	14,254,741	10,591,249	59,230,887

Operating loss	(9,547,789)	(10,255,489)	(8,722,821)	(46,900,885)
Interest income	768,204	565,177	142,040	1,660,618
Interest expense	(1,696,802)	(97,519)	(235,231)	(3,666,124)

Loss before income taxes	(10,476,387)	(9,787,831)	(8,816,012)	(48,906,391)
Income tax benefit	—	266,772	—	985,978

Net loss	(10,476,387)	(9,521,059)	(8,816,012)	$(47,920,413)

Accretion of redeemable convertible preferred stock	(224,846)	—	—

Net loss applicable to common stockholders	$(10,701,233)	$(9,521,059)	$(8,816,012)

Basic and diluted net loss per common share	$(0.17)	$(0.12)	$(0.11)

Weighted average number of shares outstanding	63,314,679	79,443,622	79,651,102

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

Period from August 16, 1995 (inception) to December 31, 2009

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

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Continued)

Period from August 16, 1995 (inception) to December 31, 2009

					Stockholders' Equity (Deficit)
	Redeemable convertible preferred stock
									Deficit accumulated during development stage
	Series A		Junior		Common Stock					Accumulated other comprehensive income
							Additional paid-in capital	Stock subscription receivable
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Sale of Series A Preferred stock net of $83,144 of expenses	4,535,158	9,440,688	—	—	—	—	—	—	—	—	—
Accretion of Series A Preferred to redemption value	—	669,228	—	—	—	—	—	—	(669,228)	—	(669,228)
Issuance of common stock for dilution provisions	—	—	—	—	1,391,000	139	209,861	—	—	—	210,000
Issuance of common stock options for services	—	—	—	—	—	—	15,391	—	—	—	15,391
Net loss	—	—	—	—	—	—	—	—	(4,803,026)	—	(4,803,026)

Balance, December 31, 2004	6,444,835	13,911,821	236,987	497,673	4,401,315	440	225,060	—	(8,769,576)	—	(8,544,076)
Accretion of Series A Preferred to redemption value	—	—	—	—	—	—	—	—	(1,147,404)	—	(1,147,404)
Issuance of common stock for dilution provisions	—	—	—	—	2,790	—	421	—	—	—	421
Issuance of common stock	—	—	—	—	89,204	9	13,431	—	—	—	13,440
Issuance of warrants and stock options for services	—	—	—	—	—	—	34,782	—	—	—	34,782
Net loss	—	—	—	—	—	—	—	—	(4,367,326)	—	(4,367,326)

Balance, December 31, 2005	6,444,835	15,059,225	236,987	497,673	4,493,129	449	273,694	—	(14,284,306)	—	(14,010,163)
Accretion of Series A Preferred to redemption value	—	—	—	—	—	—	—	—	(1,158,553)	—	(1,158,553)
Issuance of warrants to purchase preferred stock	—	—	—	—	—	—	1,228,568	—	—	—	1,228,568
Proceeds from warrants	—	—	—	—	—	—	23,750	—	—	—	23,750
Stock-based compensation	—	—	—	—	—	—	50,801	—	—	—	50,801
Common stock reacquired and retired	—	—	—	—	(53,784)	(5)	(8,116)	—	—	—	(8,121)
Net loss	—	—	—	—	—	—	—	—	(6,852,139)	—	(6,852,139)

Balance, December 31, 2006	6,444,835	16,217,778	236,987	497,673	4,439,345	444	1,568,697	—	(22,294,998)	—	(20,725,857)
Accretion of Series A Preferred to redemption value	—	224,846	—	—	—	—	—	—	(224,846)	—	(224,846)
Conversion of preferred stock	(6,444,835)	(16,442,624)	(236,987)	(497,673)	22,774,963	2,278	16,938,019	—	—	—	16,940,297
Conversion of convertible notes payable and warrants	—	—	—	—	7,256,697	725	5,093,074	—	—	—	5,093,799
Sale of common stock, net of issuance costs of $4,406,015	—	—	—	—	42,180,263	4,218	28,578,767	—	—	—	28,582,985
Issuance of common stock for dilution provisions	—	—	—	—	2,017,407	202	1,631,507	—	—	—	1,631,709
Issuance of common stock upon exercise of options and warrants	—	—	—	—	555,312	55	83,241	—	—	—	83,296
Stock-based compensation	—	—	—	—	—	—	592,068	—	—	—	592,068
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,476,387)	—	(10,476,387)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	41,711	41,711

Total comprehensive loss											(10,434,676)

Balance, December 31, 2007	—	—	—	—	79,223,987	7,922	54,485,373	—	(32,996,231)	41,711	21,538,775
Issuance of common stock upon exercise of options	—	—	—	—	271,883	28	40,754	—	—	—	40,782
Stock-based compensation	—	—	—	—	—	—	845,374	—	—	—	845,374
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(9,521,059)	—	(9,521,059)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	22,843	22,843

Total comprehensive loss											(9,498,216)

Balance, December 31, 2008	—	—	—	—	79,495,870	7,950	55,371,501	—	(42,517,290)	64,554	12,926,715

Issuance of common stock upon exercise of options	—	—	—	—	342,823	34	51,390	—	—	—	51,424
Stock-based compensation	—	—	—	—	—	—	680,893	—	—	—	680,893
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(8,816,012)	—	(8,816,012)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(64,554)	(64,554)

Total comprehensive loss											(8,880,566)

Balance, December 31, 2009	—	$—	—	$—	79,838,693	$7,984	$56,103,784	$—	$(51,333,302)	$—	$4,778,466

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Cash Flows

				August 16, 1995 (Inception) to December 31, 2009
	Years ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net loss	$(10,476,387)	$(9,521,059)	$(8,816,012)	$(47,920,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	492,679	624,835	519,636	2,653,472
Amortization of discounts and premiums on marketable securities	(194,729)	(290,371)	11,446	(473,654)
Options, warrants and stock issued for services and dilution provisions	2,223,777	845,374	680,893	4,142,177
Beneficial conversion feature	1,228,565	—	—	1,228,565
Amortization of discount on convertible notes	302,032	—	—	899,935
Amortization of deferred financing costs	36,664	10,952	16,470	161,244
Debt inducement charge	—	—	—	361,598
Interest expense on convertible notes	—	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	(50,114)	(88,981)	139,095	—
Prepaid expenses and other assets	(414,744)	181,915	128,486	(763,026)
Accounts payable	75,932	268,340	(210,994)	967,017
Accrued expenses and accrued compensation	(8,122)	(595,692)	(131,595)	321,205
Deferred revenue	1,021,431	(371,529)	(649,902)	—

Net cash used in operating activities	(5,763,016)	(8,936,216)	(8,312,477)	(38,285,805)

Cash flows from investing activities:
Purchases of marketable securities	(22,424,973)	(21,069,320)	(3,019,048)	(46,513,341)
Maturity and sale of marketable securities	5,750,000	26,996,994	14,240,000	46,986,994
Purchases of property and equipment	(838,540)	(670,983)	(13,939)	(3,380,219)

Net cash (used in) provided by investing activities	(17,513,513)	5,256,691	11,207,013	(2,906,566)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,503,900	—	3,614,710
Net proceeds from convertible notes	—	—	—	5,253,811
Repayments of debt	(574,133)	(524,593)	(519,154)	(2,519,214)
Net proceeds from issuance of preferred stock	—	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	28,582,985	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	83,296	40,782	51,424	175,502
Common stock reacquired	—	—	—	(283,121)

Net cash provided by (used in) financing activities	28,092,148	1,020,089	(467,730)	46,749,738

Net increase (decrease) in cash and cash equivalents	4,815,619	(2,659,436)	2,426,806	5,557,367
Cash and cash equivalents, beginning of year	974,378	5,789,997	3,130,561	—

Cash and cash equivalents, end of year	$5,789,997	$3,130,561	$5,557,367	$5,557,367

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Increase (decrease) in property and equipment included in accounts payable	$109,665	$(101,578)	$(8,087)	$—
Conversion of notes payable and accrued interest to preferred stock	—	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	3,896,001	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	16,940,297	—	—	16,940,297
Accretion of preferred stock	224,846	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	—	1,258,642
Cash paid for interest	93,803	87,250	169,866	669,993

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements

(1) Description of the Business and Liquidity

        Redpoint Bio ("Redpoint" or the "Company") is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. The Company's food and beverage program has been focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. In June 2009, the Company announced that it had identified an all-natural sweetness enhancer, RP44. In January 2010, it disclosed that RP44 is Reb-C (rebaudioside C), a component of the stevia plant. Redpoint is actively seeking commercial partners for its all-natural sweetness enhancer, RP44.

        In addition to its sweetness enhancer program, the Company's understanding of the biology of taste and its relationship to metabolic processes, satiety, and diabetes have led it to initiate a pharmaceutical discovery program for the treatment of diabetes and obesity. Redpoint's research in diabetes and obesity stems from the observation that taste signaling in the gastrointestinal tract and pancreas is involved in important hormone secretion processes enabling the Company to leverage its research on lingual taste modulation to potentially important therapeutic applications. The Company is actively seeking a research collaboration with major pharmaceutical companies for the further development of this discovery program.

        Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2009. As of December 31, 2009, the Company had an accumulated deficit of $51.3 million and anticipates incurring additional losses for the foreseeable future. The Company will need to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through December 31, 2009, substantially all of the Company's revenue has been derived from corporate collaborations, license agreements, and government grants. The Company expects that substantially all of its cash-flow for the foreseeable future will come from future corporate collaborations and license agreements. There can be no assurance that the Company will enter into any future corporate collaborations or license agreements. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through future collaborations.

        The Company's continued research and development efforts have led it to certain advances within its taste technology platform, including its announcement concerning the identification of RP44, an all-natural sweetness enhancer, and the Company is beginning to understand how its technology platform plays a role in treating metabolic disorders such as diabetes and obesity. However, since December 2007, the Company has not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications, and the Company is currently not pursuing its research program with Schering Corporation. Redpoint was also unable to renew its one year research agreement with The Coca-Cola Company and its agreement with Givaudan was terminated on May 1, 2009 (see note 4). Givaudan cited the fact that certain collaboration objectives had not been achieved during the collaboration as its reasoning for terminating the agreement. Furthermore, the Company recognizes the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, during the year ended December 31, 2009, the Company announced two

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(1) Description of the Business and Liquidity (Continued)

restructurings which reduced its workforce by approximately 60% and currently the Company has 12 full time employees. The Company may need to make further reductions in its expenses. Redpoint believes that its current capital resources should be sufficient to meet its operating and capital requirements through November 2010, which raises substantial doubt about its ability to continue as a going concern. Currently, the Company is actively seeking corporate collaborations and license agreements from various strategic partners to enhance the Company's liquidity position.

        The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. For the Company to fund its operations and to commercially develop its products, additional equity and/or debt financing will be required before November 2010. There is no assurance that such financing will be available to the Company as needed, and as a result, it may need to pursue other strategic alternatives.

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

(3) Summary of Significant Accounting Policies

(a) Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Illiquid credit markets, volatile equity, and declines in consumer spending have combined to increase the

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

uncertainty inherent in such estimates and assumptions. As future events and their effect cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in those future periods.

(b) Cash and Cash Equivalents

        The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2009 cash and cash equivalents included amounts invested in money market and government sponsored enterprise debt securities.

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

  License Fees and Multiple Element Arrangements

        Non-refundable upfront fees are recognized as revenue when Redpoint has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and Redpoint has no further performance obligations under the license agreement.

        Multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and development services, can be separated or whether they must be accounted for as a single unit of accounting. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. However, if the elements are considered to either (i) not have stand-alone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and all of the payments are recognized as revenue over the estimated period of when the performance obligations are performed. Whenever Redpoint determines that an arrangement should be accounted

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Significant management judgment is required in determining the period over which the Company is expected to complete our performance obligations under an arrangement.

  Substantive Milestone Payments

        Redpoint's collaboration agreements may also contain substantive milestone payments that are recognized upon achievement of the milestone only if all of the following conditions are met:

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

(g) Research and Development

        Research and development costs, including those incurred in relation to the Company's collaborative arrangements, are charged to expense as incurred. These expenses include internal research and development as well as research conducted on behalf of the Company by third parties,

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

including sponsored university-based research agreements and clinical study vendors. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future uses.

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

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued. Stock options and warrants to purchase an aggregate of 23,429,252, 24,847,307 and 22,857,110, common shares were excluded from the computation of diluted net loss per common share for the years ended December 31, 2007, 2008 and 2009, respectively. In all periods presented, Redpoint's diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(l) Fair Value of Financial Instruments

        The fair value of the Company's financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2008 and December 31, 2009, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, the Company believes the carrying value of its debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

        The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on the Company's balance sheet are categorized as follows:

  •
  Level 1: Observable inputs such as quoted prices in active markets;

  •
  Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

  •
  Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        Marketable securities reported at fair value on our balance sheet are based on quoted prices in active markets for identical or comparable assets (Level 1) (see note 5).

(m) Comprehensive Loss

        The Company classifies items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital, in the stockholders' equity section of its balance sheet. Other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities for the

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

years ended December 31, 2007, 2008 and 2009 and is presented in the Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit).

(n) Recent Accounting Pronouncements

        In May 2009, the Financial Accounting Standards Board ("FASB") issued new guidance for accounting for subsequent events, which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance establishes that entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. This guidance became effective for the Company beginning with the interim period ended June 30, 2009. The adoption of this guidance did not have a significant impact on the Company's financial statements.

(4) Research and Collaboration Agreements

        Givaudan.    In March 2007, the Company entered into a Joint Research and Development and License Agreement (the "Agreement") with Givaudan Schweiz AG, a Swiss company ("Givaudan") for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. In consideration of the Company's agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1,300,000 and Givaudan provided research funding to the Company over the term of the Agreement. Givaudan terminated the Agreement, effective as of May 1, 2009, and reserved its rights under the Agreement with respect to certain collaboration compounds. The upfront payment of $1,300,000 was being recognized as revenue on a straight-line basis over the initial 3.5 year term of the Agreement. As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $526,000 and, as a result of the termination, was recognized as revenue upon termination of the Agreement. During 2007, 2008 and 2009, the Company recognized $279,000, $371,000 and $650,000, respectively, of revenue attributable to the amortization of the upfront payment and $1,841,000, $2,688,000, and $1,065,000 of revenue from research funding, respectively.

        Coca-Cola.    In December 2007, the Company entered into a research agreement (the "Coca-Cola Agreement") with The Coca-Cola Company ("Coca-Cola") for the development of certain technology for use in soft drinks and non-alcoholic beverages. Under the terms of the Coca-Cola Agreement, the Company recognized $20,000 and $898,000 of revenue from research funding in 2007 and 2008, respectively. The agreement expired by its terms in December of 2008.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(5) Marketable Securities

        The following is a summary of marketable securities (available-for-sale) as of December 31, 2008:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$4,125,301	$24,185	$—	$4,149,486
Government-sponsored enterprise debt	6,597,497	40,440	—	6,637,937
United States treasury notes	509,600	—	(71)	509,529

Total	$11,232,398	$64,625	$(71)	$11,296,952

        As of December 31, 2009, there were no marketable securities.

        During the years ended December 31, 2007, 2008 and 2009, amortization of discounts and premiums related to marketable securities resulted in income (loss) of $194,729, $290,371 and $(11,446), respectively.

(6) Property and Equipment

        Property and equipment consisted of the following:

	December 31
	2008	2009
Laboratory equipment	$3,017,053	$2,960,632
Office equipment and furniture	290,187	240,976
Leasehold improvements	24,397	24,397

	3,331,637	3,226,005
Less accumulated depreciation and amortization	(2,091,123)	(2,499,275)

	$1,240,514	$726,730

        Depreciation and amortization expense was $492,679, $624,835, $519,636 and $2,653,472 for the years ended December 31, 2007, 2008, 2009 and the period from August 16, 1995 (inception) through December 31, 2009, respectively.

(7) Accrued Expenses

        Accrued expenses consisted of the following:

	December 31
	2008	2009
Professional fees	$205,101	$71,000
Other	100,479	80,893

	$305,580	$151,893

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(8) Debt

(a) Master Security Agreement and Loan and Security Agreement

        In February 2005, the Company entered into a Master Security Agreement with a finance company that provided for borrowings up to $3,200,000, subject to certain conditions, through December 2005. During 2005, the Company borrowed $2,001,810 under the Master Security Agreement in order to finance the purchase of laboratory and office equipment. Amounts borrowed were evidenced with promissory notes and were repayable in equal monthly payments, over 36 to 48 months, and are collateralized by the purchased equipment. The notes bore interest at rates varying between 9.4% and 10.4%. As of December 31, 2008, $187,577 was outstanding under the Master Security Agreement. The notes were repaid in full as of December 31, 2009.

        In connection with the borrowings under the Master Security Agreement, the Company issued the finance company warrants to purchase 53,039 shares of the Company's common stock at an exercise price of $0.75 per share. The estimated fair value of the warrants of $30,074, determined using the Black-Scholes option- pricing model, was accounted for as deferred financing costs and were amortized to interest expense through the date in which the notes were repaid in full, which occurred during the fourth quarter of 2009.

        In September 2008, the Company entered into a Loan and Security Agreement with another finance company that provided for borrowings up $2,000,000 for the purchase of certain equipment and to be used for working capital purposes. During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement. As of December 31, 2008 and 2009, $1,479,530 and $1,147,953, respectively, was outstanding under the Loan and Security Agreement. Amounts borrowed are evidenced with a promissory note, are repayable in equal monthly payments over 48 months, and are collateralized by the purchased equipment. The note bears interest of 12.1%. The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan Security Agreement) which restricts the Company's ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred. As of December 31, 2009, the Company was in compliance with these provisions.

        The scheduled maturities of long-term debt outstanding at December 31, 2009 are as follows:

2010	374,110
2011	422,101
2012	351,742

$1,147,953
Less current portion	(374,110)

$773,843

        Interest expense on notes payable recorded during the years ended December 31, 2007, 2008 and 2009 and for the period from August 16, 1995 (inception) to December 31, 2009 was $89,138, $86,568, $167,616, and $579,125, respectively.

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

(11) Stockholders' Equity

(a) Common Stock

        The Company was party to a number of agreements that provided for dilution protection to certain investors. In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company pursuant to certain antidilution protection. During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represented the fair value of those shares. As of December 31, 2009, none of the Company's existing agreements contain dilution protection provisions.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(11) Stockholders' Equity (Continued)

(b) Warrants

        As of December 31, 2009, the following warrants to purchase Common Stock were outstanding:

Number of shares	Exercise price	Expiration
53,039	$0.75	February - December 2012
6,182,287	$1.35	March 2010
4,015,059	$1.35	April 2010
3,574,906	$0.97	April 2012

13,825,291

        Subsequent to December 31, 2009, 6,182,287 warrants to purchase Common Stock have expired and were not exercised.

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

        If the Company fails to maintain the effectiveness of the "resale" registration statement, a 1% penalty will be assessed for each monthly period that the registration statement is not effective, capped at 12%. The penalty will be payable monthly in either cash or additional shares of common stock, as determined by the Company. The Company follows the relevant accounting literature, which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments relate. Contingent obligations in a registration payment arrangement are separately analyzed. If we determine a penalty payment is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2009, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

(12) Stock Options Plans

        In November 2003, the Company adopted the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), that authorized the Company to grant up to 6,523,790 shares of common stock to eligible employees, directors, and consultants of the Company in the form of restricted stock and stock options. The amount and terms of grants were determined by the board of directors. The term of the options could have been up to 10 years, and options were exercisable in cash or as otherwise determined by the board of directors. Generally, options vested 25% upon the first anniversary of the date of grant and ratably each month thereafter through the fourth anniversary of the date of grant.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(12) Stock Options Plans (Continued)

        On March 12, 2007, the Company adopted the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan (the "2007 Plan"), which provided for the issuance of up to 13,511,562 shares of common stock, subject to adjustment in certain circumstances. In connection with the adoption of the 2007 Plan, the 2003 Plan merged with and into the 2007 Plan and no additional grants were to be made thereafter under the 2003 Plan. Outstanding grants under the 2003 Plan continued in effect in accordance with their terms as in effect before March 12, 2007 and the shares with respect to outstanding grants under the 2003 Plan have been or will be issued or transferred under the 2007 Plan. The 2007 Plan is now the Company's only plan in effect.

        On April 20, 2007, the Company approved an amendment to the 2007 Plan, which increased the maximum number of shares of common stock reserved for issuance under the 2007 Plan by an additional 4,132,705 shares from 13,511,562 to 17,644,267 shares of common stock. As of December 31, 2009, 7,545,630 shares were reserved for future issuances under the 2007 Plan.

        The following is a summary of stock option activity under the 2007 Plan through December 31, 2009.

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Intrinsic Value
Outstanding at December 31, 2006	5,426,049	0.16
Granted	5,782,016	0.79
Forfeited	(1,187,238)	0.61
Exercised	(416,866)	0.15

Outstanding at December 31, 2007	9,603,961	0.49
Granted	1,689,938	0.65
Forfeited	—	—
Exercised	(271,883)	0.15

Outstanding at December 31, 2008	11,022,016	0.52
Granted	1,230,628	0.09
Forfeited	(2,878,002)	0.50
Exercised	(342,823)	0.15

Outstanding at December 31, 2009	9,031,819	$0.48	6.5 years	$38,463

Exercisable at December 31, 2009	6,927,347	$0.44	6.0 years	$6,650

        The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2009 was $88,709 and $20,664, respectively.

        All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company's common stock on the date of grant. The Company received proceeds of $83,296, $40,782, and $51,424, for option exercises in 2007, 2008 and 2009, respectively.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements

(12) Stock Options Plans (Continued)

        The per-share weighted average fair value of the options granted during the years ended December 31, 2007, 2008 and 2009 was estimated at $0.52, $0.41 and $0.07, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31
	2007	2008	2009
Expected dividend yield	—	—	—
Expected volatility	68%	68%	75%
Risk-free interest rate	4.45%	3.05%	1.96%
Expected life of options	6. years	6 years	6 years

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

        The Company recognized $592,068, $845,374, and $680,893 of stock-based compensation expense related to stock options for the years ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2009, there was $793,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.4 years.

(13) Commitments

(a) Leases

        The Company leases office and laboratory space and equipment under operating leases expiring through 2017. Rent expense under these operating leases was $792,000, $967,000 and $968,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

        Future minimum lease payments as of December 31, 2009 are as follows:

Year Ending December 31,	Amount
2010	$833,652
2011	839,723
2012	845,915
2013	852,230
2014	858,672
Thereafter	2,038,097

$6,268,289

        In October 2006, the Company paid a $250,000 deposit for its facility which has been recorded in other assets on the accompanying balance sheet.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(13) Commitments (Continued)

(b) Employment-Related Agreements

        The Company has entered into employment agreements with certain key executives, providing for base salaries plus performance incentive bonuses. In March 2007, the Company entered into a separation agreement with a former officer that required the Company to make an aggregate payment of $169,900, which was paid in bimonthly installments through September 2007. In January 2009, the Company entered into a separation agreement with a former officer that required the Company to make aggregate payments of $40,175, which was paid in bimonthly installments through March 31, 2009. In February 2009, the Company entered into a separation agreement with a former officer that required the Company to make aggregate payments of $222,888, which was paid in bimonthly installments through February 28, 2010.

(14) Restructuring

        During 2009, the Company announced two restructurings which reduced its workforce by approximately 60%, bringing the current number of employees to 12. In connection with the restructurings, the Company incurred severance costs of $526,553 which are included in general and administrative expenses on the accompanying statements of operations. The Company recorded the following accrual related to severance which is included in accrued compensation on the accompanying balance sheet as of December 31, 2009:

	December 31, 2008	2009 Expense	2009 Payments	December 31, 2009
Severance and benefits	$—	$526,553	$(489,405)	$37,148

	$—	$526,553	$(489,405)	$37,148

(15) Income Taxes

        As of December 31, 2009, the Company had approximately $40,952,000 and $30,068,000 of federal and state net operating loss carryforwards, respectively, and approximately $973,000 and $498,000 of federal and state research and development credit carryforwards, respectively, available to offset future federal and state taxable income. The federal net operating loss carryforward will expire beginning in 2022, and the state net operating loss carryforwards began expiring in 2008. The federal research and development credit carryforward will expire beginning in 2020, and the state research and development carryforward will expire beginning in 2018.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(15) Income Taxes (Continued)

        The following table summarizes the components of the deferred tax assets and liabilities as of:

	December 31
	2008	2009
Net operating losses	$12,689,000	$16,302,000
Research and development credit	1,205,000	1,302,000
Other temporary differences	765,000	550,000

Gross deferred tax assets	14,659,000	18,154,000
Valuation allowance	(14,598,000)	(18,154,000)

Total deferred tax assets	61,000	—
Fixed assets	(61,000)	—

Total deferred tax liabilities	(61,000)	—

Net deferred tax assets	$—	$—

        The Company's effective tax rate differs from the statutory rate primarily due to its valuation allowance associated with its net operating losses.

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2008 and 2009. The valuation allowance in 2009 increased by $3,556,000 over 2008 related primarily to additional net operating losses incurred by the Company. The valuation allowance in 2008 increased by $3,650,000 over 2007 related primarily to additional net operating losses incurred by the Company.

        Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss and tax credit carryforwards is limited following a greater than 50% change in ownership during a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss and tax credit carryforward period. Prior equity financings may significantly limit our ability to utilize net operating loss and tax credit carryforwards against future taxable income under Sections 382 and 383 of the Internal Revenue Code.

        During 2005, 2006 and 2008, the Company sold $3,128,427, $5,776,876 and $2,462,129 of New Jersey State operating loss carryforwards resulting in the recognition of a benefit of $253,403, $465,803 and $266,772, respectively.

        The Company applies the provisions of FASB Accounting Standards Codification 740-10, "Accounting for Uncertainty in Income Taxes" (ASC 740-10), which clarifies the accounting and disclosure for uncertainties in income taxes recognized in an enterprise's financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. ASC 740-10 also provides guidance on the recognition and classification of interest and penalties in an entity's financial statements. The Company's policy is to recognize potential accrued interest and

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(15) Income Taxes (Continued)

penalties related to income tax matters in income tax expense. As of December 31, 2009, the Company determined that it had no liability for uncertain income tax matters as prescribed by ASC 740-10. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.

(16) 401(k) Plan

        The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. During the year ended December 31, 2007, the Company began making matching contributions in the amount of 50% of employee contributions up to 6%. The Company, in its discretion, may also make certain contributions to the plan. The Company contributed $57,000, $92,000 and $18,000 as matching contributions for the years ended December 31, 2007, 2008 and 2009, respectively.

(17) Quarterly Results (unaudited)

        The following tables summarize the quarterly results of operations for each of the quarters in 2008 and 2009. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information set forth herein.

	2008 Results
	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
Revenues	$908,605	$1,031,305	$1,057,174	$1,002,168	$3,999,252
Net loss applicable to common stockholders(2)	(2,491,869)	(2,594,300)	(2,609,143)	(1,825,747)	(9,521,059)
Basic and diluted net loss per common share(1)	$(0.03)	$(0.03)	$(0.03)	$(0.02)	$(0.12)

	2009 Results
	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
Revenues	$1,058,741	$809,687	$—	$—	$1,868,428
Net loss applicable to common stockholders(3)	(2,518,403)	(2,062,723)	(2,406,644)	(1,828,242)	(8,816,012)
Basic and diluted net loss per common share(1)	$(0.03)	$(0.03)	$(0.03)	$(0.02)	$(0.11)

(1)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amounts due to rounding.

(2)
The net loss for the three months ended December 31, 2008 reflects the reversal of $435,777 of accrued bonuses previously recognized in 2008, as a result of the Company's decision not to pay 2008 bonuses.

(3)
The net loss for the three months ended December 31, 2009 reflects the reversal of $189,217 of accrued bonuses previously recognized in 2009, as a result of the Company's decision not to pay 2009 bonuses.