Form 10-Q
period 2010-03-31
Redpoint Bio CORP
filed 2010-05-14
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of May 12, 2010 was 79,838,693.

REDPOINT BIO CORPORATION

i

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$5,557,367	$4,083,687
Prepaid expenses and other current assets	176,464	58,743
Total current assets	5,733,831	4,142,430
Property and equipment, net	726,730	625,732
Other assets	314,014	310,735
Total assets	$6,774,575	$5,078,897
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$374,110	$385,570
Accounts payable	658,561	479,969
Accrued expenses	151,893	237,423
Accrued compensation	37,702	94,668
Total current liabilities	1,222,266	1,197,630
Long-term debt	773,843	673,044
Total liabilities	1,996,109	1,870,674
Commitments (Note 9)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,838,693 shares at December 31, 2009 and March 31, 2010	7,984	7,984
Additional paid-in-capital	56,103,784	56,246,882
Deficit accumulated during development stage	(51,333,302)	(53,046,643)
Total stockholders’ equity	4,778,466	3,208,223
Total liabilities and stockholders’ equity	$6,774,575	$5,078,897

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		August 16, 1995 (Inception) to
	2009	2010	March 31, 2010
Research and grant revenue	$1,058,741	$—	$12,330,002
Operating expenses:
Research and development	1,921,491	849,304	34,917,367
General and administrative	1,659,265	928,847	26,091,671
Total operating expenses	3,580,756	1,778,151	61,009,038
Operating loss	(2,522,015)	(1,778,151)	(48,679,036)
Interest income	55,661	10,270	1,670,888
Interest expense	(52,049)	(46,766)	(3,712,890)
Loss before income taxes	(2,518,403)	(1,814,647)	(50,721,038)
Income tax benefit	—	101,306	1,087,284
Net loss	(2,518,403)	(1,713,341)	$(49,633,754)
Basic and diluted net loss per common share	$(0.03)	$(0.02)
Weighted average of shares outstanding	79,495,870	79,838,693

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		August 16, 1995 (Inception) to March 31,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(2,518,403)	$(1,713,341)	$(49,633,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	144,817	100,998	2,754,470
Amortization of discounts and premiums on marketable securities	(17,102)	—	(473,654)
Options, warrants and stock issued for services and dilution provisions	227,934	143,098	4,285,275
Beneficial conversion feature	—	—	1,228,565
Amortization of discount on convertible notes	—	—	899,935
Amortization of deferred financing costs	4,700	3,279	164,523
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	(244,426)	—	—
Prepaid expenses and other assets	73,231	117,721	(645,305)
Accounts payable	(63,667)	(178,592)	788,425
Accrued expenses and accrued compensation	383,680	142,496	463,701
Deferred revenue	(92,748)	—	—
Net cash (used in) operating activities	(2,101,984)	(1,384,341)	(39,670,146)
Cash flows from investing activities:
Maturity and sale of marketable securities	4,900,000	—	(46,513,341)
Purchases of marketable securities	(2,520,266)	—	46,986,994
Purchases of property and equipment	(10,993)	—	(3,380,219)
Net cash provided by (used in) investing activities	2,368,741	—	(2,906,566)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	3,614,710
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(151,206)	(89,339)	(2,608,553)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	—	—	175,502
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	(151,206)	(89,339)	46,660,399
Net increase (decrease) in cash and cash equivalents	115,551	(1,473,680)	4,083,687
Cash and cash equivalents, beginning of period	3,130,561	5,557,367	—
Cash and cash equivalents, end of period	$3,246,112	$4,083,687	$4,083,687
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Property and equipment included in accounts payable	$(6,630)	$—	$—
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297
Accretion of preferred stock	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	48,106	33,915	703,908

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Description of the Business, Liquidity and Basis of Presentation

Description of the Business and Liquidity

Redpoint Bio (“Redpoint” or the “Company”) is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. The Company’s food and beverage program has been focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. In June 2009, the Company announced that it had identified an all-natural sweetness enhancer, RP44. In January 2010, it disclosed that RP44 is Reb-C (rebaudioside C), a component of the stevia plant. Redpoint is actively seeking commercial partners for its all-natural sweetness enhancer, RP44.

In addition to its sweetness enhancer program, the Company’s understanding of the biology of taste and its relationship to metabolic processes, satiety, and diabetes have led it to initiate a pharmaceutical discovery program for the treatment of diabetes and obesity. Redpoint’s research in diabetes and obesity stems from the observation that taste signaling in the gastrointestinal tract and pancreas is involved in important hormone secretion processes enabling the Company to leverage its research on lingual taste modulation to potentially important therapeutic applications. The Company is actively seeking a research collaboration with major pharmaceutical companies for the further development of this discovery program.

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2010. As of  March  31, 2010, the Company had an accumulated deficit of $53.0 million and anticipates incurring additional losses for the foreseeable future. The Company will need to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through March 31, 2010, substantially all of the Company’s revenue has been derived from corporate collaborations, license agreements, and government grants. The Company expects that substantially all of its cash-flow for the foreseeable future will come from future corporate collaborations and license agreements. There can be no assurance that the Company will enter into any future corporate collaborations or license agreements. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through future collaborations.

The Company’s continued research and development efforts have led it to certain advances within its taste technology platform, including its announcement concerning the identification of RP44, an all-natural sweetness enhancer, and the Company is beginning to understand how its technology platform plays a role in treating metabolic disorders such as diabetes and obesity. However, since December 2007, the Company has not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications, and the Company is currently not pursuing its research program with Schering Corporation. Redpoint was also unable to renew its one year research agreement with The Coca-Cola Company and its agreement with Givaudan was terminated on May 1, 2009. Givaudan cited the fact that certain collaboration objectives had not been achieved during the collaboration as its reasoning for terminating the agreement. Furthermore, the Company recognizes the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, during the year ended December 31, 2009, the Company announced two restructurings which reduced its workforce by approximately 60% and currently the Company has 12 full time employees. The Company may need to make further reductions in its expenses. Redpoint believes that its current capital resources should be sufficient to meet its operating and capital requirements through November 2010, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Currently, the Company is actively seeking corporate collaborations and license agreements from various strategic partners to enhance the Company’s liquidity position.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

For further information, refer to the 2009 financial statements and footnotes thereto of Redpoint included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b)                                 Cash and Cash Equivalents

The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents.  As of March 31, 2010, cash and cash equivalents include amounts invested in money market accounts.

(c)                                  Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents.  The Company has established guidelines relating to diversification and maturities that allows the Company to manage risk.

(d)                                 Revenue Recognition

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

(e)                                  Property and Equipment

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

(g)                                 Impairment of Long-Lived Assets

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

(h)                                 Income Taxes

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

(i)                                    Stock-Based Compensation

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

(j)                                    Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Stock options and warrants to purchase an aggregate of 16,649,823 and 25,193,466 common shares were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2010 and 2009, respectively.  In all periods presented, our diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(k)                                 Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2009 and March 31, 2010, the carrying values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

(l)                                    Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that amends Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, the guidance was effective for reporting periods beginning after December 15, 2009 and did not have an impact on our interim financial statements.

In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This guidance is effective for us beginning on January 1, 2011.  We are currently evaluating the effect this guidance will have on our financial statements.

(m)                              Comprehensive Loss

We classify items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.  Other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities for the three months ended March 31, 2009.  For the three months ended March 31, 2009 and 2010, comprehensive loss was:

	Three Months Ended March 31,
	2009	2010
Net Loss	$(2,518,403)	$(1,713,341)
Other comprehensive income (loss)	(45,357)	—
Comprehensive income (loss)	$(2,563,760)	$(1,713,341)

4.                                      Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
Professional fees	$138,972	$71,000
Deferred rent	65,045	60,976
Other	33,406	19,917
	$237,423	$151,893

5.                                      Debt — Master Security Agreements

In February 2005, the Company entered into a Master Security Agreement with a finance company that provided for borrowings up to $3,200,000, subject to certain conditions, through December 2005. During 2005, the Company borrowed $2,001,810 under the Master Security Agreement in order to finance the purchase of laboratory and office equipment. Amounts borrowed are evidenced with promissory notes and are repayable in equal monthly payments, over 36 to 48 months, and are collateralized by the purchased equipment. The notes bear interest at rates varying between 9.4% and 10.4%.   The note was repaid in full as of December 31, 2009.

In connection with the borrowings under the Master Security Agreement, the Company issued the finance company warrants to purchase 53,039 shares of the Company’s common stock at an exercise price of $0.75 per share. The estimated fair value of the warrants of $30,074, determined using the Black-Scholes option-pricing model, was accounted for as deferred financing costs and was amortized to interest expense over the remaining term of the notes.

In September 2008, the Company entered into a Loan and Security Agreement with another finance company that provided for borrowings of up to $2,000,000 to be used for the purchase of certain equipment and for working capital purposes.  During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement.  As of December 31, 2009 and March 31, 2010, $1,147,953 and $1,058,614, respectively, was outstanding under the Loan and Security Agreement. Amounts borrowed are evidenced with a promissory note, are repayable in equal monthly payments over 48 months, and are collateralized by the purchased equipment.  The note bears interest of 12.1%.  The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred.  As of March 31, 2010, the Company was in compliance with these provisions.

The scheduled maturities of long-term debt outstanding at March 31, 2010 are as follows:

2010	284,772
2011	422,100
2012	351,742
1,058,614
Less current portion	(385,570)
$673,044

Interest expense on notes payable for the three months ended March 31, 2009 and 2010 was $47,350 and $33,734, respectively.

6.                                      Stockholders’ Equity

(a)                                 Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of March 31, 2010, none of the Company’s existing agreements contain dilution protection provisions.

(b)                                 Warrants

As of March 31, 2010, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration

53,039	$0.75	February-December 2012

4,015,059	$1.35	April 2010

3,574,906	$0.97	April 2012

Subsequent to March 31, 2010, 4,015,059 warrants to purchase Common Stock have expired and were not exercised.

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

The following is a summary of stock option activity under the Plan during the three months ended March 31, 2010:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2009	9,031,819	$0.4806
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(25,000)	0.0451
Outstanding at March 31, 2010	9,006,819	$0.4818	6.12	$121,124

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. As of March 31, 2010, there were 7,570,630 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the three months ended March 31, 2009 was estimated at $0.05 on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2010.

The Company recognized $227,934 and $143,098 of stock-based compensation expense related to stock options for the three months ended March 31, 2009 and 2010, respectively.  As of March 31, 2010, there was approximately $649,613 of unrecognized compensation expense related to unvested stock options granted to employees and directors, which is expected to be recognized over a weighted average period of 1.1 years.

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

7.                                      Research and Development Collaboration

Givaudan.  In March 2007, the Company entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, a Swiss company (“Givaudan”) for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1,300,000 and Givaudan provided research funding to the Company over the term of the Agreement.  Givaudan terminated the Agreement, effective as of May 1, 2009, and Givaudan reserved its rights under the Agreement with respect to certain collaboration compounds.  The upfront payment of $1,300,000 was being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $526,000 and, as a result of the termination, was recognized as revenue upon termination of the Givaudan Agreement.  During the three months ended March 31, 2009, the Company recognized approximately $93,000 of revenue attributable to the amortization of the upfront fee and approximately $812,000 of revenue from research funding.  During the three months ended March 31, 2010, the Company did not recognize any revenue attributable to the Givaudan Agreement.

8.                                      Restructuring

During  2009, the Company announced two restructurings which reduced its workforce by approximately 60% bringing the current number of employees to 12.  In connection with the restructurings, the Company incurred severance costs of $526,553 which are included in general and administrative expenses in 2009.  As of March 31, 2010 all payments related to severance have been paid.

	December 31, 2009	2010 Expense	2010 Payments	March 31, 2010
Severance and benefits	$37,148	$—	$(37,148)	$—
	$37,148	$—	$(37,148)	$—

9.                                      Commitments

Leases

Future minimum lease payments as of March 31, 2010 are as follows:

Year Ending December 31,	Amount
2010	$582,060
2011	839,723
2012	845,915
2013	852,230
2014	858,672
Thereafter	2,038,097
$6,019,697

In October 2006, the Company paid a $250,000 deposit for its new facility which has been recorded in other assets on the accompanying balance sheet.

10.                               Income Taxes

During the three months ended March 31, 2010, the Company sold $112,562 of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $101,306 recorded in the Company’s Statement of Operations.

The Company applies the provisions of FASB Accounting Standards Codification 740-10 “Accounting for Uncertainty in Income Taxes” (ASC 740-10), which clarifies the accounting and disclosure for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. ASC 740-10 also provides guidance on the recognition and classification of interest and penalties in an entity’s financial statements. The Company’s policy is to recognize potential accrued interest and penalties related to income tax matters in income tax expense. As of March 31, 2010, the Company determined that it had no liability for uncertain income tax matters as prescribed by ASC 740-10.  Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:

•                  our need for additional capital to fund the current level of our research and development programs and continue as a going concern;

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

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2010. As of March 31, 2010, Redpoint had an accumulated deficit of $53.0 million and anticipates incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not yet developed any products that are commercially available. We believe that our current capital resources should be sufficient to meet our operating and capital requirements through November 2010 which raises substantial doubt about our ability to continue as a going concern.

Through March 31, 2010, our revenue has come solely from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through future collaborations.

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

Unlike Reb A, RP44 has a very low intrinsic level of sweetness and therefore is not useful as a sweetener. Instead, we discovered that RP44 acts as a potent sweetness enhancer. A sweetness enhancer imparts no sweet taste of its own when used in a product. Instead, sweetness enhancers act by amplifying the existing sweet taste of caloric sweeteners such as sugar or high fructose corn syrup. We believe this will enable the development of food and beverage products that require reduced amounts of caloric sweeteners while still retaining the “clean sweet taste” associated with a fully sugared product. We have filed several patent applications covering the sweetness enhancing effect of RP44.

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

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Research and Grant Revenue.  For the three months ended March 31, 2010, we did not record any revenue. For the three months ended March 31, 2009, we recorded revenue of $1.1 million, which included $0.9 million related to our Givaudan Agreement.  Our agreement with Givaudan, for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry, began on March 27, 2007 and was terminated by Givaudan, effective May 1, 2009. The remaining $0.2 million of revenue was from other agreements including a feasibility research program conducted with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste research for pharmaceutical applications. As of March 31, 2010, the Company does not have any current sources of revenue.

Research and Development Expenses.  Our research and development expenses were $0.8 million for the three months ended March 31, 2010 compared to $1.9 million for the three months ended March 31, 2009.  The decrease in expenses was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in February and May of 2009.  As a result of the restructurings, we are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $0.9 million for the three months ended March 31, 2010 compared to $1.7 million for the three months ended March 31, 2009.  The decrease in expense was primarily attributable to reduced expenditures associated with professional fees and reductions in workforce as a result of the corporate restructurings the Company undertook in February and May 2009.

Interest Income.  Interest income was a nominal amount for the three months ended March 31, 2010 compared to $0.1 million during the three months ended March 31, 2009. The decrease was the result of decreasing cash and investment balances.

Interest Expense.  There was no change in interest expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. As of March 31, 2010, we have an outstanding balance of $1.1 million pursuant to the Loan and Security Agreement.

Income Tax Benefit. For the three months ended March 31, 2010, we sold $0.1million of our New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $0.1 million. For the three months ended March 31, 2009, we did not have any income tax benefit.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $4.1 million and working capital of $2.9 million. Since inception, we have used $39.7 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through March 31, 2010, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $10.4 million, government grants totaling $1.8 million, and capital equipment and working capital financing totaling $3.6 million.

In September 2008, we entered into a Loan and Security Agreement with CIT Healthcare LLC in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. During 2008, we borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital. As of March 31, 2010, we had approximately $1.1 million outstanding under such facility. The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred.  As of March 31, 2010, the Company was in compliance with these provisions.

On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007, we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

Our continued research and development efforts have led us to certain advances within our taste technology platform, including our announcement concerning the identification of RP44, an all-natural sweetness enhancer, and we are beginning to understand how our technology platform plays a role in treating metabolic disorders such as diabetes and obesity. However, since December 2007, we have not entered into any new funded corporate collaborations other than an expanded feasibility agreement with Schering Corporation, a subsidiary of Schering-Plough Corporation, in the area of taste science research for pharmaceutical applications, and we are currently not pursuing our research program with Schering Corporation. We were also unable to renew our one year research agreement with The Coca-Cola Company and the agreement with Givaudan was terminated by Givaudan on May 1, 2009. Givaudan cited the fact that certain collaboration objectives had not been achieved as its reasoning for terminating the agreement. Furthermore, we recognize the current difficult financing environment that has significantly impacted the biotechnology sector and required the Company to seek ways to conserve cash. Consequently, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%, and currently we have 12 full time employees. We may need to make further reductions in our expenses. We believe that our current capital resources should be sufficient to meet our operating and capital requirements through November 2010 which raises substantial doubt about our ability to continue as a going concern. Currently, we are actively seeking corporate collaborations and license agreements from various strategic partners to enhance our liquidity position.

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

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of March 31, 2010:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
Operating leases	$6,017,000	$582,000	$1,686,000	$1,711,000	$2,038,000
Long-term debt	1,059,000	285,000	774,000	—	—
License payments	250,000	25,000	50,000	50,000	125,000
	$7,326,000	$892,000	$2,510,000	$1,761,000	$2,163,000

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  During the quarter ended March 31, 2010, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of March 31, 2010.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the three months ended March 31, 2010.

ITEM 4T.                     CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  our ability, or our partners’ ability and willingness, to formulate these taste modifiers, including RP44, into food and beverage products;

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of March 31, 2010, we had an accumulated deficit of $53.0 million, and anticipate incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. In order to advance our programs, we will need to raise additional capital or fund operations through collaborations with third parties. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

Depending on the amount or intended use of a particular taste modulator added to a product and the number of product categories in which the flavor or flavor enhancer will be incorporated, specific testing, safety assessment protocols, and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any taste modulators, including RP44, that we may discover. A key element of our strategy is to develop flavors and flavor enhancers that will be evaluated by the FEMA (Flavor and Extracts Manufacturers Association) GRAS Panel, which we expect will take 18 to 24 months and which is less expensive than the alternative of filing a food additive petition with the FDA, which can take eight years or more. The FEMA GRAS review process may take longer than 24 months and cost more than we currently anticipate if additional safety studies are requested by the FEMA GRAS Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates, including RP44, may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the taste modulator’s intended use, the amount of the taste modulator intended to be added to packaged foods and beverages, the number of product categories in which the taste modulator will be incorporated, whether the taste enhancer imparts sweetness, the safety profile of the taste enhancers and the FEMA GRAS Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a taste enhancer, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular taste modulator does not qualify for a FEMA GRAS determination, we may be required to pursue a lengthy FDA approval process to reach the U.S. market, or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

Even if we discover and develop modulators, including RP44, that obtain the necessary GRAS determination or regulatory approval, our success depends to a significant degree upon the commercial success of packaged food and beverage products incorporating those modulators. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect the market acceptance and commercial success of any potential products incorporating taste modulators that we may discover, including:

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

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of taste modulators and new pharmaceutical products. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our taste modifiers and new pharmaceutical products.

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

•                  the demand for our future products and our collaborators’ products containing our taste modulators, including RP44; and

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

•                  an acquisition may negatively impact our results of operations because it may require us to incur large one-time charges to earnings, amortize or write down amounts related to goodwill and

•                  other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

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

As of the final closing of the Private Placement, we issued warrants to investors to acquire approximately 10.2 million shares of common stock and warrants to the placement agents to acquire approximately 3.6 million shares of common stock in the Private Placement. In addition, as of March 31, 2010, there were 16.6 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan. As of March 31, 2010, there were 7.6 million warrants outstanding to purchase shares of common stock.  Subsequent to March 31, 2010, approximately 4.0 million warrants to purchase common stock expired and were not exercised. If the remaining warrants are exercised or converted, or if the options are exercised, you may experience dilution in the net tangible book value of our common stock.

Directors and officers of the Company have a high concentration of our common stock ownership.

Based on the aggregate number of shares of our common stock that are outstanding as of March 31, 2010, our officers and directors beneficially own approximately 11.51% of our outstanding common stock and our 5% stockholders beneficially own approximately 31.50% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

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

REDPOINT BIO CORPORATION

May 14, 2010	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2010	By:	/s/ Scott M. Horvitz
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