Form 10-Q
period 2010-06-30
Redpoint Bio CORP
filed 2010-08-13
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2010 was 79,838,693.

REDPOINT BIO CORPORATION

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$5,557,367	$2,528,994
Accounts receivable	—	500,000
Prepaid expenses and other current assets	176,464	104,017
Total current assets	5,733,831	3,133,011
Property and equipment, net	726,730	526,390
Other assets	314,014	307,456
Total assets	$6,774,575	$3,966,857
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$374,110	$397,381
Accounts payable	658,561	688,320
Accrued expenses	151,893	163,174
Accrued compensation	37,702	184,952
Total current liabilities	1,222,266	1,433,827
Long-term debt	773,843	569,159
Total liabilities	1,996,109	2,002,986
Commitments (Note 9)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,838,693 shares at December 31, 2009 and June 30, 2010	7,984	7,984
Additional paid-in-capital	56,103,784	56,391,305
Deficit accumulated during development stage	(51,333,302)	(54,435,418)
Total stockholders’ equity	4,778,466	1,963,871
Total liabilities and stockholders’ equity	$6,774,575	$3,966,857

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		August 16, 1995 (Inception) to
	2009	2010	2009	2010	June 30, 2010
Research, grant and license revenue	$809,687	$500,000	$1,868,428	$500,000	$12,830,002
Operating expenses:
Research and development	1,485,586	770,959	3,407,077	1,620,263	35,688,326
General and administrative	1,366,857	1,084,161	3,026,122	2,013,008	27,175,832
Total operating expenses	2,852,443	1,855,120	6,433,199	3,633,271	62,864,158
Operating loss	(2,042,756)	(1,355,120)	(4,564,771)	(3,133,271)	(50,034,156)
Interest income	46,531	291	102,192	10,560	1,671,178
Interest expense	(66,498)	(33,945)	(118,547)	(80,711)	(3,746,835)
Loss before income taxes	(2,062,723)	(1,388,774)	(4,581,126)	(3,203,422)	(52,109,813)
Income tax benefit	—	—	—	101,306	1,087,284
Net loss	(2,062,723)	(1,388,774)	(4,581,126)	(3,102,116)	$(51,022,529)
Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.06)	$(0.04)
Weighted average of shares outstanding	79,495,870	79,838,693	79,495,870	79,838,693

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		August 16, 1995 (Inception) to June 30,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(4,581,126)	$(3,102,116)	$(51,022,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	285,296	200,340	2,853,812
Amortization of discounts and premiums on marketable securities	1,979	—	(473,654)
Options, warrants and stock issued for services and dilution provisions	382,575	287,521	4,429,698
Beneficial conversion feature	—	—	1,228,565
Amortization of discount on convertible notes	—	—	899,935
Amortization of deferred financing costs	8,893	6,558	167,802
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	139,095	(500,000)	(500,000)
Prepaid expenses and other assets	80,039	72,447	(690,579)
Accounts payable	(142,006)	29,759	996,776
Accrued expenses and accrued compensation	425,231	158,531	479,736
Deferred revenue	(649,902)	—	—
Net cash (used in) operating activities	(4,049,926)	(2,846,960)	(41,132,765)
Cash flows from investing activities:
Maturity and sale of marketable securities	10,490,000	—	(46,513,341)
Purchases of marketable securities	(3,019,048)	—	46,986,994
Purchases of property and equipment	(5,852)	—	(3,380,219)
Net cash provided by (used in) investing activities	7,465,100	—	(2,906,566)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	3,614,710
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(278,054)	(181,413)	(2,700,627)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	—	—	175,502
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	(278,054)	(181,413)	46,568,325
Net increase (decrease) in cash and cash equivalents	3,137,120	(3,028,373)	2,528,994
Cash and cash equivalents, beginning of period	3,130,561	5,557,367	—
Cash and cash equivalents, end of period	$6,267,681	$2,528,994	$2,528,994
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297
Accretion of preferred stock	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	91,104	65,093	735,086

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Description of the Business, Liquidity and Basis of Presentation

Description of the Business and Liquidity

Redpoint Bio (“Redpoint” or the “Company”) is a development stage biotechnology company focused on the development of healthier foods and beverages and new approaches to the treatment of diabetes and obesity.

The Company is leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. The Company’s food and beverage program has been focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. In June 2009, the Company announced that it had identified an all-natural sweetness enhancer, RP44. In June 2010, the Company entered into a license and commercialization agreement with International Flavors & Fragrances Inc. (“IFF”), a global leader in the food and beverage industry, covering the commercialization of RP44.

The Company is also pursuing a pharmaceutical discovery program for the treatment of diabetes and obesity. Redpoint’s research in diabetes and obesity stems from the observation that taste signaling circuits responsible for sensing sweet, savory, and bitter compounds on the tongue are also found in the pancreas and gastrointestinal tract, suggesting a potential role in the regulation of metabolism and satiety. The Company is actively seeking a research and development collaboration with major pharmaceutical companies for the further development of this discovery program.

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2010. As of June 30, 2010, the Company had an accumulated deficit of $54.4 million and anticipates incurring additional losses for the foreseeable future. The Company will need to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through June 30, 2010, substantially all of the Company’s revenue has been derived from corporate collaborations, license agreements, and government grants. The Company expects that substantially all of its cash-flow for the foreseeable future will come from corporate collaborations and license agreements. There can be no assurance that the Company will enter into any future corporate collaborations or license agreements. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through future collaborations.

Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, the Company announced two restructurings which reduced its workforce by approximately 60%.  As of August 13, 2010, the Company has 11 full time employees. The Company may need to make further reductions in its expenses. Redpoint believes that its current capital resources should be sufficient to meet its operating and capital requirements through December 2010, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In addition to the recently announced agreement with IFF, the Company is actively seeking corporate collaborations and license agreements from various strategic partners to enhance the Company’s liquidity position. The Company is also pursuing government sponsored programs aimed to support its research programs.

The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. For the Company to fund its operations and to commercially develop its products, additional corporate collaborations, equity and/or debt financing will be required before December 2010. There is no assurance that such collaborations or financing will be available to the Company as needed, and as a result, it may need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business.  If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying our clinical trials or curtailing or ceasing operations.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents.  As of June 30, 2010, cash and cash equivalents include amounts invested in money market accounts.

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

(j) Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Stock options and warrants to purchase an aggregate of 12,597,047 and 24,013,373 common shares were excluded from our computation of diluted net loss per common share for the six months ended June 30, 2010 and 2009, respectively.  In all periods presented, our diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(k) Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2009 and June 30, 2010, the carrying values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

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

(m) Comprehensive Loss

We classify items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.  Other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities for the three and six months ended June 30, 2009.  For the three and six months ended June 30, 2009 and 2010, comprehensive loss was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net Loss	$(2,062,723)	$(1,388,774)	$(4,581,126)	$(3,102,116)
Other comprehensive income (loss)	(16,574)	—	(61,931)	—
Comprehensive income (loss)	$(2,079,297)	$(1,388,774)	$(4,643,057)	$(3,102,116)

4.                                      Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
Professional fees	$79,137	$71,000
Deferred rent	68,085	60,976
Other	15,952	19,917
	$163,174	$151,893

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

In September 2008, the Company entered into a Loan and Security Agreement with another finance company that provided for borrowings of up to $2,000,000 to be used for the purchase of certain equipment and for working capital purposes.  During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement.  As of December 31, 2009 and June 30, 2010, $1,147,953 and $966,540, respectively, was outstanding under the Loan and Security Agreement. Amounts borrowed are evidenced with a promissory note, are repayable in equal monthly payments over 48 months, and are collateralized by the purchased equipment.  The note bears interest of 12.1%.  The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred.  As of June 30, 2010, the Company was in compliance with these provisions.

The scheduled maturities of long-term debt outstanding at June 30, 2010 are as follows:

2010	192,698
2011	422,100
2012	351,742
966,540
Less current portion	(397,381)
$569,159

Interest expense on notes payable for the three months ended June 30, 2009 and 2010 was $43,224 and $30,666, respectively.  Interest expense on notes payable for the six months ended June 30, 2009 and 2010 was $90,574 and $64,400, respectively.

6.                                      Stockholders’ Equity

(a) Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of June 30, 2010, none of the Company’s existing agreements contain dilution protection provisions.

(b) Warrants

As of June 30, 2010, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration

53,039	$0.75	February-December 2012

3,574,906	$0.97	April 2012

In April 2010, warrants to purchase 4,015,059 shares of Common Stock at an exercise price of $1.35 per share expired and were not exercised.

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

The following is a summary of stock option activity under the Plan during the six months ended June 30, 2010:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2009	9,031,819	$0.4806
Granted	100,000	0.1700
Exercised	—	—
Forfeited/Cancelled	(162,717)	0.4397
Outstanding at June 30, 2010	8,969,102	$0.4779	5.96	$222,246

During the six months ended June 30, 2010, the Company granted options to directors to purchase an aggregate of 100,000 shares of Common Stock.

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. As of June 30, 2010, there were 7,608,347 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the six months ended June 30, 2009 and 2010 were estimated at $0.04 and $0.10, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $154,641 and $144,423 of stock-based compensation expense related to stock options for the three months ended June 30, 2009 and 2010, respectively.  The Company recognized $382,575 and $287,521 of stock-based compensation expense related to stock options for the six months ended June 30, 2009 and 2010, respectively.  As of June 30, 2010, there was approximately $516,000 of unrecognized compensation expense related to unvested stock options granted to employees and directors, which is expected to be recognized over a weighted average period of 0.9 years.

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

7.  Research and Development Collaboration/License Agreement

Givaudan.  In March 2007, the Company entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, (“Givaudan”) for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1,300,000 and Givaudan provided research funding to the Company over the term of the Agreement.  Givaudan terminated the Agreement, effective as of May 1, 2009, and Givaudan reserved its rights under the Agreement with respect to certain collaboration compounds.  The upfront payment of $1,300,000 was being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $526,000 and, as a result of the termination, was recognized as revenue upon termination of the Givaudan Agreement.  During the three months ended June 30, 2009, the Company recognized approximately $557,000 of revenue attributable to the amortization of the upfront fee and approximately $253,000 of revenue from research funding.  During the six months ended June 30, 2009, the Company recognized approximately $650,000 of revenue attributable to the amortization of the upfront fee and approximately $1,065,000 of revenue from research funding.

International Flavor & Fragrances.  In June 2010, the Company entered into a License and Commercialization Agreement (the “IFF Agreement”) with International Flavors & Fragrances Inc., (“IFF”), for the development, manufacture, use and commercialization of RP44, the Company’s all-natural sweetness enhancer.  Under the terms of the IFF Agreement, IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, Redpoint received an upfront payment of $500,000 and is eligible to receive two milestone payments of $500,000 each contingent upon certain criteria regarding supply and regulatory approval. In addition, Redpoint will receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will assume responsibility for the regulatory process and for costs associated with prosecuting and maintaining Redpoint’s intellectual property covering RP44.  The upfront payment of $500,000 was recognized as revenue on the effective date (June 29, 2010) of the IFF Agreement as the Company has no future performance obligations under the IFF Agreement. The Company received the $500,000 in July 2010. During the three and six months ended June 30, 2010, the Company recognized $500,000 of revenue from the IFF Agreement.  The Company will record the additional two milestone payments upon the achievement of each such event.

8.                                      Restructuring

During 2009, the Company announced two restructurings which reduced its workforce by approximately 60%.  As of June 30, 2010, the Company has 11 full time employees.  In connection with the restructurings, the Company incurred severance costs of $526,553 which were included in general and administrative expenses in 2009.  As of June 30, 2010 all payments related to these restructurings have been paid.

	December 31, 2009	2010 Expense	2010 Payments	June 30, 2010
Severance and benefits	$37,148	$—	$(37,148)	$—
	$37,148	$—	$(37,148)	$—

9.  Commitments

Leases

Future minimum lease payments as of June 30, 2010 are as follows:

Year Ending December 31,	Amount
2010	$417,825
2011	839,723
2012	845,915
2013	852,230
2014	858,672
Thereafter	2,038,097
$5,852,462

In October 2006, the Company paid a $250,000 deposit for its new facility which has been recorded in other assets on the accompanying balance sheet.

10.  Income Taxes

During the six months ended June 30, 2010, the Company sold $112,562 of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $101,306 recorded in the Company’s Statement of Operations.

The Company applies the provisions of FASB Accounting Standards Codification 740-10 “Accounting for Uncertainty in Income Taxes” (ASC 740-10), which clarifies the accounting and disclosure for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. ASC 740-10 also provides guidance on the recognition and classification of interest and penalties in an entity’s financial statements. The Company’s policy is to recognize potential accrued interest and penalties related to income tax matters in income tax expense. As of June 30, 2010, the Company determined that it had no liability for uncertain income tax matters as prescribed by ASC 740-10.  Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.

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

•                  ability to protect our proprietary technologies, including our newly discovered sweetener enhancer and TRPm5 modulators;

•                  the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials;

•                  challenges that we may face relating to the introduction of compounds that we may discover as food ingredients or pharmaceuticals;

•                  patent-infringement claims;

•                  the risk that clinical trials may not result in marketable products;

•                  the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates;

•                  the levels and timing of payments under current and future collaborative agreements;

•                  uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all;

•                  the development of competing products;

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

Overview

Redpoint Bio is a development stage biotechnology company focused on the development of healthier foods and beverages and new approaches to the treatment of diabetes and obesity.

The Company is leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. Our food and beverage program has been focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. In June 2009, we announced that we had identified an all-natural sweetness enhancer, RP44. In June 2010, we entered into a license and commercialization agreement with IFF, a global leader in the food and beverage industry, covering the commercialization of RP44. We believe that our unique technology platform could lead to additional opportunities for discovering novel natural flavorings and flavor enhancers, to help meet increasing consumer demand for more healthful foods and beverages.

We are also pursuing a pharmaceutical discovery program for the treatment of diabetes and obesity. Our research in diabetes and obesity stems from the observation that taste signaling circuits responsible for sensing sweet, savory, and bitter compounds on the tongue are also found in the pancreas and gastrointestinal tract, suggesting a potential role in the regulation of metabolism and satiety. We are actively seeking a research and development collaboration with major pharmaceutical companies for the further development of this discovery program.

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2010. As of June 30, 2010, Redpoint had an accumulated deficit of $54.4 million and anticipates incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not yet developed any products that are commercially available. We believe that our current capital resources should be sufficient to meet our operating and capital requirements through December 2010, which raises substantial doubt about our ability to continue as a going concern.

Through June 30, 2010, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through future collaborations.

On March 12, 2007, we completed the first closing of our private placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007, we completed the final closing of the private placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

In March 2007, we entered into a Joint Research and Development and License Agreement with Givaudan Schweiz AG, a Swiss company, or Givaudan, for the development and commercialization of compounds that act primarily through the modulation of the TRPm5 ion channel and that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1.3 million and Givaudan provided research funding to the

Company over the term of the agreement. Givaudan terminated the agreement, effective as of May 1, 2009, and Givaudan reserved its rights under the agreement with respect to certain collaboration compounds. Givaudan cited the fact that certain collaboration objectives had not been achieved as its reasoning for terminating the agreement. Through the termination date of the agreement, including the upfront fee, we received $6.9 million in research and development funding in connection with the agreement.

Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%.  As of August 13, 2010, we had 11 full time employees. We may need to make further reductions in our expenses.

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

In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, we received an upfront payment of $0.5 million and we are eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding supply and regulatory approval. In addition, we are eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will assume responsibility for the regulatory process and for costs associated with prosecuting and maintaining our intellectual property covering the sweetness enhancer.

Unlike Reb A, RP44 has a very low intrinsic level of sweetness and therefore is not useful as a sweetener. Instead, we discovered that RP44 acts as a potent sweetness enhancer. A sweetness enhancer imparts no sweet taste of its own when used in a product. Instead, sweetness enhancers act by amplifying the existing sweet taste of caloric sweeteners such as sugar or high fructose corn syrup. We believe this will enable the development of food and beverage products that require reduced amounts of caloric sweeteners while still retaining the “clean sweet taste” associated with a fully sugared product. Taste tests demonstrate that RP44 enables the reduction of up to 25% of the caloric sweetener content in various product prototypes, while still maintaining the taste quality of the fully sweetened product. These results have been demonstrated by using RP44 in combination with several common sweeteners including sucrose (sugar), fructose, glucose and high-fructose corn syrup (HFCS). The worldwide sweetener market is estimated to be in excess of $50 billion with sugar (including sucrose, HFCS, and fructose) being the second most common ingredient used in food and beverages after water.

We believe RP44 has excellent potential for achieving GRAS (Generally Recognized As Safe) status, due to its long history of human exposure as a component of stevia and its similarity to Reb A, which has already undergone extensive safety studies. The GRAS determination/notification process requires extensive testing to ensure safety in use and usually takes 12-18 months to complete.  RP44 is currently derived from material found in the side stream of the Reb A production process. However, there can be no assurance that RP44 can be produced in large scale on an economically viable basis.

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

Our initial programs focused on the modulation of the TRPm5 ion channel, a key signaling element in taste sensation, in order to discover novel compounds that modulate the taste of food and beverage products. The TRPm5 ion channel is a member of a larger class of related TRP (Transient Receptor Potential) ion channels that are involved in the sensation of heat, cold, and spicy compounds.  The TRPm5 ion channel was originally identified as an important component of taste signaling circuits responsible for sensing sweet, savory, and bitter compounds on the tongue. Recently, an emerging body of scientific evidence has demonstrated that the TRPm5 channel is also found in the pancreas and gastrointestinal tract, suggesting a potential role in the regulation of metabolism and satiety. Specifically, TRPm5 may be involved in the secretion of important hormones like GLP1 and insulin that control sugar uptake and metabolism. Consequently, modulators of TRPm5 could potentially find application as a new therapy for adult-onset diabetes and obesity. We initiated a program designed to leverage the research we have already conducted on the discovery of modulators of the TRPm5 ion channel to further explore potential opportunities for the discovery of new diabetes or obesity therapeutics. Diabetes is a chronic disease afflicting over 24 million Americans and its poor control is the principle cause of blindness and kidney failure. Consequently, there is a continuing need for new and improved diabetes therapies, especially in an aging and increasingly obese population, which both correlate with an increased incidence of adult-onset diabetes.

TRPm5 modulators discovered by Redpoint have been shown to elicit the secretion of hormones known to play important roles in metabolism in relevant model systems. We believe this discovery may serve as the foundation for a new method of action in the treatment of obesity and diabetes. Our therapeutic objective is the development of an orally acting incretin and insulin secretogogue for the treatment of Type II diabetes. Through an ongoing discovery program involving the synthesis of approximately 1,000 novel small molecules, we have identified a lead series of orally acting hormone secretogogues that have demonstrated positive results in a number of in vitro and in vivo experiments. We are seeking collaborations with major pharmaceutical companies for the further development and optimization of our TRPm5 modulators for therapeutic applications in diabetes and obesity.

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

In March 2007, we entered into the Givaudan Agreement where we were collaborating exclusively with each other to discover and develop Enhancer Compounds and Bitter Blocker Compounds that act primarily through the modulation of the TRPm5 ion channel.  The agreement with Givaudan was terminated by Givaudan on May 1, 2009.

In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories.

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

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Research, Grant and License Revenue.  For the three months ended June 30, 2010, we recorded revenue of $0.5 million from the upfront payment we received in connection with the IFF Agreement that we signed in June 2010 for the development, manufacture, use and commercialization of RP44.  IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories.  As of June 30, 2010, the Company has no future performance obligations under the IFF Agreement.  For the three months ended June 30, 2009, we recorded revenue of $0.8 million related to the Givaudan Agreement, which began in March 2007, for the development and commercialization of compounds that act primarily through the modulation of the TRPm5 ion channel and that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  The revenues from Givaudan included $0.6 million attributable to the upfront fee which was originally being recognized as revenue over the initial 3.5 year term of the agreement and $0.2 million of research funding. Givaudan terminated the Givaudan Agreement effective as of May 1, 2009.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $0.6 million and was recognized as revenue upon termination.

Research and Development Expenses.  Our research and development expenses were $0.8 million for the three months ended June 30, 2010 compared to $1.5 million for the three months ended June 30, 2009.  The decrease in expenses was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in February and May of 2009.  Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $1.1 million for the three months ended June 30, 2010 compared to $1.4 million for the three months ended June 30, 2009.  The decrease in expenses was primarily attributable to reduced expenditures associated with professional fees and reductions in workforce as a result of the corporate restructurings the Company undertook in February and May 2009.

Interest Income.  Interest income was a nominal amount for the three months ended June 30, 2010 and the three months ended June 30, 2009.

Interest Expense.  Interest expense decreased slightly for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. As of June 30, 2010, we have an outstanding balance of $1.0 million pursuant to the Loan and Security Agreement.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Research, Grant and License Revenue.  For the six months ended June 30, 2010, we recorded revenue of $0.5 million from the upfront payment we received in connection with the IFF Agreement that we signed in June 2010 for the development, manufacture, use and commercialization of RP44.  IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. As of June 30, 2010, the Company has no future performance obligations under the IFF Agreement. The Company will record the additional two milestone payments upon the achievement of each such event.  For the six months ended June 30, 2009, we recorded revenue of $1.9 million, which included $1.7 million related to the Givaudan Agreement, which began in March 2007 for the development and commercialization of compounds that act primarily through the modulation of the TRPm5 ion channel and that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  The revenues from Givaudan include $0.7 million attributable to the upfront fee which was originally being recognized as revenue over the initial 3.5 year term of the agreement and $1.0 million of research funding.  Givaudan terminated the Givaudan Agreement effective as of May 1, 2009.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $0.6 million and was recognized as revenue upon termination and is included in the $0.7 million previously mentioned. The remaining $0.2 million of revenue was from other agreements including a feasibility research program we conducted with Schering-Plough Corporation in the area of taste science research for pharmaceutical applications.

Research and Development Expenses.  Our research and development expenses were $1.6 million for the six months ended June 30, 2010 compared to $3.4 million for the six months ended June 30, 2009.  The decrease in expenses was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in February and May of 2009.  As a result of the restructurings, we are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs as well as amounts paid to third parties to conduct research on our behalf.  Our internal research and development costs are comprised of salaries and related benefits, facilities, and depreciation of laboratory equipment, compound acquisition costs and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $2.0 million for the six months ended June 30, 2010 compared to $3.0 million for the six months ended June 30, 2009. The decrease in expenses was primarily attributable to reduced expenditures associated with professional fees and reductions in workforce as a result of the corporate restructurings the Company undertook in February and May 2009.

Interest Income.  Interest income was a nominal amount for the six months ended June 30, 2010 compared to $0.1 million during the six months ended June 30, 2009. The decrease was primarily the result of decreasing cash and investment balances.

Interest Expense.  Interest expense was $0.1 million for each of the six months ended June 30, 2010 and 2009.

Income Tax Benefit. For the six months ended June 30, 2010, we sold $0.1 million of our New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $0.1 million. For the six months ended June 30, 2009, we did not have any income tax benefit.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $2.5 million and working capital of $1.7 million. Since inception, we have used $41.1 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through June 30, 2010, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $10.4 million, government grants totaling $1.8 million, and capital equipment and working capital financing totaling $3.6 million.  We believe that our current capital resources should be sufficient to meet our operating and capital requirements through December 2010, which raises substantial doubt about our ability to continue as a going concern.

In September 2008, we entered into a Loan and Security Agreement with CIT Healthcare LLC in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. During 2008, we borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital. As of June 30, 2010, we had approximately $1.0 million outstanding under such facility. The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred.  As of June 30, 2010, the Company was in compliance with these provisions.  As of June 30, 2010, there is no amount available to the Company for borrowing.

On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6,

2007, we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%.  As of August 13, 2010, we had 11 full time employees. We may need to make further reductions in our expenses. We believe that our current capital resources should be sufficient to meet our operating and capital requirements through December 2010, which raises substantial doubt about our ability to continue as a going concern. In addition to the recently signed license and commercialization agreement with IFF, we are actively seeking corporate collaborations and license agreements from various strategic partners to enhance our liquidity position. We are also pursuing government sponsored programs aimed to support our research programs.

We expect that substantially all of our cash-flow for the foreseeable future will come from future corporate collaborations and license agreements. There can be no assurance that we will enter into any future corporate collaborations or license agreements. We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility. For us to fund our operations and to commercially develop our products, additional corporate collaborations and/or equity and/or debt financing will be required before December 2010. There is no assurance that such financing will be available to us as needed, and as a result, we may need to pursue other strategic alternatives, including the possible cessation of operations.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of June 30, 2010:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
Operating leases	$5,853,000	$418,000	$1,686,000	$1,711,000	$2,038,000
Long-term debt	967,000	193,000	774,000	—	—
License payments	250,000	25,000	50,000	50,000	125,000
	$7,070,000	$636,000	$2,510,000	$1,761,000	$2,163,000

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  During the quarter ended June 30, 2010, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of June 30, 2010.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the three months ended June 30, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. We believe that our current capital resources should be sufficient to meet our operating and capital requirements through December 2010. Our future requirements will depend on many factors, including:

•                  the progress of our research and development programs, including our ability to discover and develop new taste modifiers;

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

We will need to raise substantial additional capital before December 2010 to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain.

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of June 30, 2010, we had an accumulated deficit of $54.4 million, and anticipate incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. In order to advance our programs, we will need to raise additional capital or fund operations through collaborations with third parties. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

•                  our current and potential collaborators may withdraw support for or otherwise impair the development and commercialization of our product candidates; or

•                  others may develop equivalent or superior products.

In addition, we, or our collaborators, may not succeed in developing taste modulators, including RP44, with the appropriate attributes required for use in successful commercial products. Successful taste modulators require, among other things, appropriate biological activity, including the correct properties for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful taste enhancers must also be cost-efficient. We may not be able to develop taste modulators that meet these criteria.

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

A key element of our food and beverage strategy is to commercialize taste modulators through licensing arrangements with major ingredient suppliers and/or end users, such as the IFF Agreement. Our pharmaceutical strategy depends on establishing collaborations and licensing agreements with major pharmaceutical companies. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. For example, we were unable to renew our one year research agreement with The Coca-Cola Company in 2008 and our agreement with Givaudan ended on May 1, 2009. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

We, or our collaborators, may need to enter into manufacturing agreements for the production of product materials. If any manufacturing agreement is terminated or any third party collaborator experiences a significant problem that could result in a delay or interruption in the supply of product materials to us, there are very few contract manufacturers who currently have the capability to produce our taste modulators, including RP44, and pharmaceutical product candidates on acceptable terms, or on a timely and cost-effective basis. There can be no assurance that manufacturers on whom we will depend will be able to successfully produce our taste modulators and pharmaceutical product candidates on acceptable terms, or on a timely or cost-effective basis. There can also be no assurance that manufacturers will be able to manufacture our products in accordance with our product specifications, or will meet FDA or other requirements. We must have sufficient and acceptable quantities of our product materials to conduct our clinical trials and to market our product candidates, if and when such products have been approved by the FDA for marketing. If we are unable to obtain sufficient and acceptable quantities of our product material, we may be required to delay the clinical testing and marketing of our products.

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

•                  our ability to tenter into product discovery and development collaborations and technology collaborations, or to extend the terms of any existing collaboration agreements, and our payment obligations, expected revenue and other terms of any other agreements of this type;

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

As of June 30, 2010, there were 16.6 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan. As of June 30, 2010, there were 3.6 million warrants outstanding to purchase shares of common stock. If the remaining warrants are exercised or converted, or if the options are exercised, you may experience dilution in the net tangible book value of our common stock.

Directors and officers of the Company have a high concentration of our common stock ownership.

Based on the aggregate number of shares of our common stock that are outstanding as of June 30, 2010, our officers and directors beneficially own approximately 12.16% of our outstanding common stock and our 5% stockholders beneficially own approximately 36.95% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.

10.1	License and Commercialization Agreement, by and between the Company and International Flavors & Fragrances Inc., dated June 29, 2010 (filed herewith). †

31.1	Certification of principal executive officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal accounting and financial officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Portions of the exhibit have been omitted and have been filed separately pursuant to an application requesting confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDPOINT BIO CORPORATION

August 13, 2010	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2010	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1	License and Commercialization Agreement, by and between the Company and International Flavors & Fragrances Inc., dated June 29, 2010 (filed herewith). †

31.1	Certification of principal executive officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal accounting and financial officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Portions of the exhibit have been omitted and have been filed separately pursuant to an application requesting confidential treatment.