Form 10-Q
period 2010-09-30
Redpoint Bio CORP
filed 2010-11-12
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2010 was 79,846,893.

REDPOINT BIO CORPORATION

i

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$5,557,367	$1,636,771
Prepaid expenses and other current assets	176,464	85,379
Total current assets	5,733,831	1,722,150
Property and equipment, net	726,730	430,006
Other assets	314,014	304,178
Total assets	$6,774,575	$2,456,334
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$374,110	$409,554
Accounts payable	658,561	827,461
Accrued expenses	151,893	172,348
Accrued compensation	37,702	243,815
Total current liabilities	1,222,266	1,653,178
Long-term debt	773,843	462,090
Total liabilities	1,996,109	2,115,268
Commitments (Note 9)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,838,693 shares at December 31, 2009 and issued and outstanding 79,846,893 shares at September 30, 2010	7,984	7,985
Additional paid-in-capital	56,103,784	56,541,057
Deficit accumulated during development stage	(51,333,302)	(56,207,976)
Total stockholders’ equity	4,778,466	341,066
Total liabilities and stockholders’ equity	$6,774,575	$2,456,334

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September, 30		Nine Months Ended September 30,		August 16, 1995 (Inception) to
	2009	2010	2009	2010	September 30, 2010
Research, grant and license revenue	$—	$—	$1,868,428	$500,000	$12,830,002
Operating expenses:
Research and development	1,192,348	847,188	4,599,425	2,467,451	36,535,514
General and administrative	1,176,584	894,254	4,202,706	2,907,262	28,070,086
Total operating expenses	2,368,932	1,741,442	8,802,131	5,374,713	64,605,600
Operating loss	(2,368,932)	(1,741,442)	(6,933,703)	(4,874,713)	(51,775,598)
Interest income	23,534	360	125,726	10,920	1,671,538
Interest expense	(61,246)	(31,476)	(179,793)	(112,187)	(3,778,311)
Loss before income taxes	(2,406,644)	(1,772,558)	(6,987,770)	(4,975,980)	(53,882,371)
Income tax benefit	—	—	—	101,306	1,087,284
Net loss	(2,406,644)	(1,772,558)	(6,987,770)	(4,874,674)	$(52,795,087)
Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.09)	$(0.06)
Weighted average of shares outstanding	79,768,912	79,842,436	79,587,884	79,839,955

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		August 16, 1995 (Inception) to September 30,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(6,987,770)	$(4,874,674)	$(52,795,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	410,435	296,724	2,950,196
Amortization of discounts and premiums on marketable securities	11,619	—	(473,654)
Options, warrants and stock issued for services and dilution provisions	533,472	436,700	4,578,877
Beneficial conversion feature	—	—	1,228,565
Amortization of discount on convertible notes	—	—	899,935
Amortization of deferred financing costs	12,965	9,836	171,080
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	139,095	—	—
Prepaid expenses and other assets	(8,023)	91,085	(671,941)
Accounts payable	(218,291)	168,900	1,135,917
Accrued expenses and accrued compensation	232,733	226,568	547,773
Deferred revenue	(649,902)	—	—
Net cash (used in) operating activities	(6,523,667)	(3,644,861)	(41,930,666)
Cash flows from investing activities:
Maturity and sale of marketable securities	13,740,000	—	46,986,994
Purchases of marketable securities	(3,019,048)	—	(46,513,341)
Purchases of property and equipment	(13,939)	—	(3,380,219)
Net cash provided by (used in) investing activities	10,707,013	—	(2,906,566)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	3,614,710
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(408,561)	(276,309)	(2,795,523)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	51,424	574	176,076
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	(357,137)	(275,735)	46,474,003
Net increase (decrease) in cash and cash equivalents	3,826,209	(3,920,596)	1,636,771
Cash and cash equivalents, beginning of period	3,130,561	5,557,367	—
Cash and cash equivalents, end of period	$6,956,770	$1,636,771	$1,636,771
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297
Accretion of preferred stock	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	132,880	93,450	763,443

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

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2010. As of September 30, 2010, the Company had an accumulated deficit of $56.2 million and anticipates incurring additional losses for the foreseeable future. The Company will need to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through September 30, 2010, substantially all of the Company’s revenue has been derived from corporate collaborations, license agreements, and government grants. The Company expects that substantially all of its cash-flow for the foreseeable future will come from corporate collaborations, license agreements and government grants. There can be no assurance that the Company will enter into any future corporate collaborations or license agreements. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through future collaborations.

Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, the Company announced two restructurings which reduced its workforce by approximately 60%.  As of November 12, 2010, the Company has 11 full time employees. The Company may need to make further reductions in its expenses. Redpoint had approximately $1.6 million in cash and cash equivalents at September 30, 2010. In addition, in October 2010, RP44, the Company’s all-natural sweetness enhancer, was determined to be Generally Recognized As Safe (GRAS), triggering a $0.5 million milestone payment which is due to the Company in connection with its June 2010 license agreement with IFF. Additionally, Redpoint is in the process of selling a portion of its New Jersey State net operating loss carryforwards and in November, the Company received notification that its diabetes program had been approved for a grant in the amount of approximately $0.25 million in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code. The Company believes that its current capital resources, and the amounts expected to be received from the aforementioned milestone payment and government programs, are sufficient to meet its operating and capital requirements through April 2011, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In addition to the recently announced agreement with IFF, the Company is actively seeking corporate collaborations and license agreements from various strategic partners to enhance the Company’s liquidity position.

The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. For the Company to fund its operations and to commercially develop its products, additional corporate collaborations, equity and/or debt financing will be required before April 2011. There is no assurance that such collaborations or financing will be available to the Company as needed, and as a result, it may need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business.  If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying our clinical trials or curtailing or ceasing operations.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2009 and September 30, 2010, cash and cash equivalents include amounts invested in money market accounts and government sponsored enterprise debt securities.

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

(j) Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Stock options and warrants to purchase an aggregate of 13,255,073 and 22,903,360 common shares were excluded from our computation of diluted net loss per common share for the three and nine months ended September 30, 2010 and 2009, respectively.  In all periods presented, our diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(k) Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2009 and September 30, 2010, the carrying values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

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

(m) Comprehensive Loss

We classify items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.  Other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities for the three and nine months ended September 30, 2009.  For the three and nine months ended September 30, 2009 and 2010, comprehensive loss was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net Loss	$(2,406,644)	$(1,772,558)	$(6,987,770)	$(4,874,674)
Other comprehensive income (loss)	(2,450)	—	(64,381)	—
Comprehensive income (loss)	$(2,409,094)	$(1,772,558)	$(7,052,151)	$(4,874,674)

4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2009	September 30, 2010
Professional fees	$71,000	$69,950
Deferred rent	60,976	70,611
Other	19,917	31,787
	$151,893	$172,348

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

In September 2008, the Company entered into a Loan and Security Agreement with another finance company that provided for borrowings of up to $2,000,000 to be used for the purchase of certain equipment and for working capital purposes.  During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement.  As of December 31, 2009 and September 30, 2010, $1,147,953 and $871,644, respectively, was outstanding under the Loan and Security Agreement. Amounts borrowed are evidenced with a promissory note, are repayable in equal monthly payments over 48 months, and are collateralized by the purchased equipment.  The note bears interest of 12.1%.  The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred.  As of September 30, 2010, the Company was in compliance with these provisions.

The scheduled maturities of long-term debt outstanding at September 30, 2010 are as follows:

2010	97,802
2011	422,100
2012	351,742
871,644
Less current portion	(409,554)
$462,090

Interest expense on notes payable for the three months ended September 30, 2009 and 2010 was $40,022 and $28,198, respectively.  Interest expense on notes payable for the nine months ended September 30, 2009 and 2010 was $130,597 and $92,598, respectively.

6. Stockholders’ Equity

(a) Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of September 30, 2010, none of the Company’s existing agreements contain dilution protection provisions.

(b) Warrants

As of September 30, 2010, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration

53,039	$0.75	February-December 2012

3,574,906	$0.97	April 2012

During the nine months ended September 30, 2010, warrants to purchase 4,015,059 shares of Common Stock at an exercise price of $1.35 per share expired and were not exercised.

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

The following is a summary of stock option activity under the Plan during the nine months ended September 30, 2010:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2009	9,031,819	$0.4806
Granted	800,000	0.1175
Exercised	(8,200)	0.0700
Forfeited/Cancelled	(196,491)	0.4481
Outstanding at September 30, 2010	9,627,128	$0.4514	6.04	$43,490

During the nine months ended September 30, 2010, the Company granted options to employees to purchase and aggregate of 700,000 shares of Common Stock and options to non-employee directors to purchase an aggregate of 100,000 shares of Common Stock.  During the nine moths ended September 30, 2009, the Company granted options to employees to purchase an aggregate of 1,105,628 shares of Common Stock and options to non-employee directors to purchase and aggregate of 125,000 shares of Common Stock.

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. As of September 30, 2010, there were 6,942,121 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of options granted during the nine months ended September 30, 2009 and 2010 were estimated at $0.07 and $0.07, respectively, on the date of grant using the Black-Scholes option-pricing model.

The Company recognized $150,897 and $149,179 of stock-based compensation expense related to stock options for the three months ended September 30, 2009 and 2010, respectively.  The Company recognized $533,472 and $436,700 of stock-based compensation expense related to stock options for the nine months ended September 30, 2009 and 2010, respectively.  As of September 30, 2010, there was approximately $414,000 of unrecognized compensation expense related to unvested stock options granted to employees and directors, which is expected to be recognized over a weighted average period of 1.0 years.

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

7.  Research and Development Collaboration/License Agreement

Givaudan.  In March 2007, the Company entered into a Joint Research and Development and License Agreement (the “Givaudan Agreement”) with Givaudan Schweiz AG, (“Givaudan”) for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1,300,000 and

Givaudan provided research funding to the Company over the term of the Agreement.  Givaudan terminated the Agreement, effective as of May 1, 2009, and Givaudan reserved its rights under the Agreement with respect to certain collaboration compounds.  The upfront payment of $1,300,000 was being recognized as revenue on a straight-line basis over the initial term of the Givaudan Agreement.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $526,000 and, as a result of the termination, was recognized as revenue upon termination of the Givaudan Agreement.  During the three months ended September 30, 2009, the Company did not recognize any revenue related to the Givaudan Agreement.  During the nine months ended September 30, 2009, the Company recognized approximately $650,000 of revenue attributable to the amortization of the upfront fee and approximately $1,065,000 of revenue from research funding.

International Flavor & Fragrances.  In June 2010, the Company entered into a License and Commercialization Agreement (the “IFF Agreement”) with International Flavors & Fragrances Inc., (“IFF”), for the development, manufacture, use and commercialization of RP44, the Company’s all-natural sweetness enhancer.  Under the terms of the IFF Agreement, IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, Redpoint received an upfront payment of $500,000 and is eligible to receive two milestone payments of $500,000 each contingent upon certain criteria regarding supply and regulatory approval. In addition, Redpoint will receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will assume responsibility for the regulatory process and for costs associated with prosecuting and maintaining Redpoint’s intellectual property covering RP44.  The upfront payment of $500,000 was recognized as revenue on the effective date (June 29, 2010) of the IFF Agreement as the Company has no future performance obligations under the IFF Agreement. The Company received the upfront payment in July 2010. During the three and nine months ended September 30, 2010, the Company recognized no revenue and $500,000 of revenue, respectively, related to the IFF Agreement.  In October 2010, RP44 was determined to be Generally Recognized As Safe (GRAS), triggering a $500,000 milestone payment due to the Company which will be recognized as revenue in the fourth quarter of 2010.  The Company will record the remaining milestone payment as revenue upon the achievement of such event.

8. Restructuring

During 2009, the Company announced two restructurings which reduced its workforce by approximately 60%.  As of November 12, 2010, the Company has 11 full time employees.  In connection with the restructurings, the Company incurred severance costs of $526,553 which were included in general and administrative expenses in 2009.  As of September 30, 2010, all amounts related to these restructurings have been paid.

	December 31, 2009	2010 Expense	2010 Payments	September 30, 2010
Severance and benefits	$37,148	$—	$(37,148)	$—
	$37,148	$—	$(37,148)	$—

9.  Commitments

Leases

Future minimum lease payments as of September 30, 2010 are as follows:

Year Ending December 31,	Amount
2010	$208,912
2011	839,723
2012	845,915
2013	852,230
2014	858,672
Thereafter	2,038,097
$5,643,549

In October 2006, the Company paid a $250,000 deposit for its new facility which has been recorded in other assets on the accompanying balance sheet.

10.  Income Taxes

During the nine months ended September 30, 2010, the Company sold $112,562 of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $101,306 recorded in the Company’s Statement of Operations.

The Company applies the provisions of FASB Accounting Standards Codification 740-10 “Accounting for Uncertainty in Income Taxes” (ASC 740-10), which clarifies the accounting and disclosure for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. ASC 740-10 also provides guidance on the recognition and classification of interest and penalties in an entity’s financial statements. The Company’s policy is to recognize potential accrued interest and penalties related to income tax matters in income tax expense. As of September 30, 2010, the Company determined that it had no liability for uncertain income tax matters as prescribed by ASC 740-10.  Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.

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

We are also pursuing a pharmaceutical discovery program for the treatment of diabetes and obesity. Our research in diabetes and obesity stems from the observation that taste signaling circuits responsible for sensing sweet, savory, and bitter compounds on the tongue are also found in the pancreas and gastrointestinal tract, suggesting a potential role in the regulation of metabolism and satiety. We are actively seeking a research and development collaboration with major pharmaceutical companies for the further development of this discovery program.  However, there can be no assurance that we will enter into any collaboration or license agreement.

Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2010. As of September 30, 2010, Redpoint had an accumulated deficit of $56.2 million and anticipates incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not yet developed any products that are commercially available. We had approximately $1.6 million in cash and cash equivalents at September 30, 2010.  In addition, in October 2010, RP44, our all-natural sweetness enhancer, was determined to be Generally Recognized As Safe (GRAS), triggering a $0.5 million milestone payment which is due to us in connection with our June 2010 license agreement with IFF and will be recognized as revenue in the fourth quarter of 2010. Additionally, we are in the process of selling a portion of our New Jersey State net operating loss carryforwards and in November, we received notification that our diabetes program had been approved for a grant in the amount of approximately $0.25 million in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code. We believe that our current capital resources, and the amounts expected to be received from the aforementioned milestone payment and government programs, are sufficient to meet our operating and capital requirements through April 2011, which raises substantial doubt about our ability to continue as a going concern.

Through September 30, 2010, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through future collaborations.

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

Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%.  As of November 12, 2010, we had 11 full time employees. We may need to make further reductions in our expenses.

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

In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, we received an upfront payment of $0.5 million and we became eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding regulatory approval and supply. In October 2010, the $0.5 million milestone resulting from regulatory approval of RP44 by IFF was triggered and cash receipt of this milestone payment is expected to be received in November 2010. In addition, we are eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will continue to be responsible for the regulatory process and for costs associated with prosecuting and maintaining our intellectual property covering the sweetness enhancer.

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

In October 2010, IFF informed us that they had received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS) under the provisions of the Federal Food, Drug and Cosmetic Act, administered by the United States Food and Drug Administration (FDA). This GRAS determination allows RP44 to be incorporated into specified products in the United States and potentially aids regulatory acceptance in numerous other countries. Although RP44 is currently derived from material found in the side stream of the Reb A production process there can be no assurance that it can be produced in large scale on an economically viable basis.

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

We also recently reported that we had advanced our discovery program for all-natural enhancers of salty taste. The objective of the salt enhancer program is to identify natural flavor ingredients that can provide a significant reduction in the amount of sodium in food and beverage products, yet maintain the salty taste that consumers desire.

We are using our proprietary MOG assay technology for the salt enhancer discovery program. The MOG technology was developed specifically to deal with the complex sensory and experimental issues associated with the discovery of all-natural compounds, which are often derived from plant or fermentation sources containing complex mixtures of taste ingredients. Historically, natural tastants or enhancers have been discovered by trial and error using human tasters. The MOG is an enabling technology that facilitates high throughput screens of tastant libraries and natural product extracts by rodents trained to discriminate specific taste standards. MOG-trained rodents are “expert” taste testers capable of rapidly identifying taste from small samples with a high level of accuracy, providing an effective means of evaluating the taste properties of complex natural product extracts.

We originally developed our MOG technology to discover natural high-potency sweeteners and sweetener enhancers. More recently, Redpoint scientists have developed and optimized a high-throughput salt-taste detection system, in which MOG-trained rodents discriminate salt from other essential tastes (savory, sweet, sour, and bitter). The MOG approach will be used to evaluate the salt-tasting and salt-enhancing potential of natural sources such as fermentation products and edible plant extracts, with a focus on isolating active components from ingredients already used in the food industry.

Our initial programs focused on the modulation of the TRPm5 ion channel, a key signaling element in taste sensation, in order to discover novel compounds that modulate the taste of food and beverage products. The TRPm5 ion channel is a member of a larger class of related TRP (Transient Receptor Potential) ion channels that are involved in the sensation of heat, cold, and spicy compounds.  The TRPm5 ion channel was originally identified as an important component of taste signaling circuits responsible for sensing sweet, savory, and bitter compounds on the tongue. Recently, an emerging body of scientific evidence has demonstrated that the TRPm5 channel is also found in the pancreas and gastrointestinal tract, suggesting a potential role in the regulation of metabolism and satiety. Specifically, TRPm5 may be involved in the secretion of important hormones like GLP1 and insulin that control sugar uptake and metabolism. Consequently, modulators of TRPm5 could potentially find application as a new therapy for adult-onset diabetes and obesity. We initiated a program designed to leverage the research we have already conducted on the discovery of modulators of the TRPm5 ion channel to further explore potential opportunities for the discovery of new diabetes or obesity therapeutics. In July 2010, we announced the issuance of a patent covering methods of using a high-throughput screen to discover certain modulators of the TRPm5 ion channel. In November 2010, we received notification that our diabetes program had been approved for a grant in the amount of approximately $0.25 million in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code.

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

Revenue

To date, our revenue has come solely from corporate collaborations, licensing agreements and government grants. Since our inception, we have undertaken research projects for which we were the recipient of several Small Business Innovative Research, or SBIR, Awards. The SBIR Awards were sponsored by the National Institute of Health. The last SBIR related research project was completed in 2004.

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

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Research, Grant and License Revenue.  For the three months ended September 30, 2010, we did not record any revenue. In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. The Company has no future performance obligations under the IFF Agreement. In October 2010, IFF informed us that they had received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS), triggering a $0.5 million milestone payment which is due to us. This milestone payment will be recognized as revenue in the fourth quarter of 2010. For the three months ended September 30, 2009, we did not record any revenue.

Research and Development Expenses.  Our research and development expenses were $0.8 million for the three months ended September 30, 2010 compared to $1.2 million for the three months ended September 30, 2009.  The decrease in expenses was primarily attributable to reductions in laboratory supplies and contract research organizations. Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $0.9 million for the three months ended September 30, 2010 compared to $1.2 million for the three months ended September 30, 2009.  The decrease in expenses was primarily attributable to reduced expenditures associated with professional fees.

Interest Income.  Interest income was a nominal amount for the three months ended September 30, 2010 and the three months ended September 30, 2009.

Interest Expense.  Interest expense decreased slightly for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. In September 2008, we entered into a Loan and Security Agreement in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. As of September 30, 2010, we have an outstanding balance of $0.9 million pursuant to the Loan and Security Agreement.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Research, Grant and License Revenue.  For the nine months ended September 30, 2010, we recorded revenue of $0.5 million from the upfront payment we received in connection with the IFF Agreement that we signed in June 2010 for the development, manufacture, use and commercialization of RP44.  IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. The Company has no future performance obligations under the IFF Agreement. In October 2010, IFF informed us that they had received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS), triggering a $0.5 million milestone payment which is due to us. This milestone payment will be recognized as revenue in the fourth quarter of 2010.   For the nine months ended September 30, 2009, we recorded revenue of $1.9 million, which included $1.7 million related to our Givaudan Agreement, which began on March 27, 2007 for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry.  The revenues from Givaudan include $0.7 million attributable to the upfront fee which was originally being recognized as revenue over the initial 3.5 year term of the agreement and $1.0 million of research funding.  Givaudan terminated the Givaudan Agreement, effective as of May 1, 2009.  As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $0.6 million and was recognized as revenue upon termination. The remaining $0.2 million of revenue was from other agreements including a feasibility research program we conducted with Schering-Plough Corporation in the area of taste science research for pharmaceutical applications.

Research and Development Expenses.  Our research and development expenses were $2.5 million for the nine months ended September 30, 2010 compared to $4.6 million for the nine months ended September 30, 2009.  The decrease in expenses was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in February and May of 2009.  As a result of the restructurings, we are currently not pursuing our research program aimed at suppressing the bitterness of oral medicines. Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs as well as amounts paid to third parties to conduct research on our behalf.  Our internal research and development costs are comprised of salaries and related benefits, facilities, and depreciation of laboratory equipment, compound acquisition costs and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $2.9 million for the nine months ended September 30, 2010 compared to $4.2 million for the nine months ended September 30, 2009. The decrease in expenses was primarily attributable to reduced expenditures associated with professional fees and reductions in workforce as a result of the corporate restructurings the Company undertook in February and May 2009.

Interest Income.  Interest income was a nominal amount for the nine months ended September 30, 2010 compared to $0.1 million during the nine months ended September 30, 2009. The decrease was primarily the result of decreasing cash and investment balances.

Interest Expense.  Interest expense was $0.1 million for the nine months ended September 30, 2010 compared to $0.2 million for the nine months ended September 30, 2009.

Income Tax Benefit. For the nine months ended September 30, 2010, we sold $0.1 million of our New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $0.1 million. For the nine months ended September 30, 2009, we did not have any income tax benefit.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $1.6 million and working capital of $0.1 million. Since inception, we have used $41.9 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through September 30, 2010, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $10.9 million, government grants totaling $1.8 million, and capital equipment and working capital financing totaling $3.6 million.

In October 2010, RP44, our all-natural sweetness enhancer, was determined to be Generally Recognized As Safe (GRAS), triggering a $0.5 million milestone payment which is due to us in connection with our June 2010 license agreement with IFF. Additionally, we are in the process of selling a portion of our New Jersey State net operating loss carryforwards and in November, we received notification that our diabetes program had been approved for a grant in the amount of approximately $0.25 million in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code. We believe that our current capital resources, and the amounts expected to be received from the aforementioned milestone payment and government programs, are sufficient to meet our operating and capital requirements through April 2011, which raises substantial doubt about our ability to continue as a going concern. We are actively seeking additional corporate collaborations and license agreements from various strategic partners to enhance our liquidity position.  However, there can be no assurance that we will enter into any future corporate collaborations or license agreements.

In September 2008, we entered into a Loan and Security Agreement with CIT Healthcare LLC in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. During 2008, we borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital. As of September 30, 2010, we had approximately $0.9 million outstanding under such facility. The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred.  As of September 30, 2010, the Company was in compliance with these provisions.  As of September 30, 2010, there is no amount available to the Company for borrowing.

On March 12, 2007, we completed the first closing of our Private Placement of shares of common stock and warrants to purchase shares of common stock raising approximately $17.2 million of net proceeds. On April 6, 2007, we completed the final closing of our Private Placement raising an additional $11.4 million of net proceeds, bringing the total private placement net proceeds to $28.6 million.

Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%.  As of November 12, 2010, we had 11 full time employees. We may need to make further reductions in our expenses.

We expect that substantially all of our cash-flow for the foreseeable future will come from future corporate collaborations and license agreements. There can be no assurance that we will enter into any future corporate collaborations or license agreements. We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility. For us to fund our operations and to commercially develop our products, additional corporate collaborations and/or equity and/or debt financing will be required before April 2011. There is no assurance that such financing will be available to us as needed, and as a result, we may need to pursue other strategic alternatives, including the possible cessation of operations.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of September 30, 2010:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
Operating leases	$5,644,000	$209,000	$1,686,000	$1,711,000	$2,038,000
Long-term debt	872,000	98,000	774,000	—	—
License payments	225,000	—	50,000	50,000	125,000
	$6,741,000	$307,000	$2,510,000	$1,761,000	$2,163,000

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  During the quarter ended September 30, 2010, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of September 30, 2010.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the three months ended September 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. We believe that our current capital resources along with certain milestones achieved in October 2010 and government programs awarded in November 2010 should be sufficient to meet our operating and capital requirements through April 2011. Our future requirements will depend on many factors, including:

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

We will need to raise substantial additional capital before April 2011 to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain.

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of September 30, 2010, we had an accumulated deficit of $56.2 million, and anticipate incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. In order to advance our programs, we will need to raise additional capital or fund operations through collaborations with third parties. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

We are in the early stage of product development and we are dependent on new discoveries. We currently do not sell any products to third parties and do not expect to have any products commercially available in the immediate future, if at all. You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. Our product candidates require additional research and development, pre-clinical testing, clinical testing (for our pharmaceutical products) and regulatory review and/or approvals clearances before marketing. There are many reasons that our product candidates may fail or not advance to commercialization, including the possibility that:

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

Depending on the amount or intended use of a particular taste modulator added to a product and the number of product categories in which the flavor or flavor enhancer will be incorporated, specific testing, safety assessment protocols, and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any taste modulators that we may discover. A key element of our strategy is to develop flavors and flavor enhancers that will be evaluated by the FEMA (Flavor and Extracts Manufacturers Association) GRAS Panel, which we expect will take 18 to 24 months and which is less expensive than the alternative of filing a food additive petition with the FDA, which can take eight years or more. The FEMA GRAS review process may take longer than 24 months and cost more than we currently anticipate if additional safety studies are requested by the FEMA GRAS Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination or that RP44 may not maintain FEMA GRAS status. This may occur for a variety of reasons, including the taste modulator’s intended use, the amount of the taste modulator intended to be added to packaged foods and beverages, the number of product categories in which the taste modulator will be incorporated, whether the taste enhancer imparts sweetness, the safety profile of the taste enhancers and the FEMA GRAS Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a taste enhancer, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular taste modulator does not qualify for a FEMA GRAS determination, we may be required to pursue a lengthy FDA approval process to reach the U.S. market, or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

As of September 30, 2010, there were 16.6 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan. As of September 30, 2010, there were 3.6 million warrants outstanding to purchase shares of common stock. If the remaining warrants are exercised or converted, or if the options are exercised, you may experience dilution in the net tangible book value of our common stock.

Directors and officers of the Company have a high concentration of our common stock ownership.

Based on the aggregate number of shares of our common stock that are outstanding as of September 30, 2010, our officers and directors beneficially own approximately 12.33% of our outstanding common stock and our

5% stockholders beneficially own approximately 37.17% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

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

REDPOINT BIO CORPORATION

November 12, 2010	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2010	By:	/s/ Scott M. Horvitz
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