Form 10-K
period 2010-12-31
Redpoint Bio CORP
filed 2011-03-04
CIK 1328003

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51708

REDPOINT BIO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3393959 (I.R.S. Employer Identification No.)
7 Graphics Drive
Ewing, New Jersey	08628
(Address of principal executive offices)	(Zip Code)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

          The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant on June 30, 2010, based on a $0.20 per share, the last reported sale price on the OTC Bulletin Board on that date, was approximately $11,094,854.

          The number of shares of common stock, $0.0001 par value, of the registrant outstanding as of February 28, 2011 was 79,914,789 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I
EXPLANATORY NOTE

        On March 12, 2007, Redpoint Bio Corporation, or Redpoint, entered into the Agreement and Plan of Merger, dated as of March 12, 2007, by and among Redpoint, on the one hand, and Robcor Properties, Inc., a Delaware corporation, or Robcor, Robcor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Robcor, or Merger Sub, Robcor, LLC, a Kentucky limited liability company and wholly-owned subsidiary of Robcor, or Robcor, LLC, and Halter Financial Investments, L.P., a Texas limited partnership, and Michael Heitz, as stockholders of Robcor, on the other hand, referred to herein as the Reverse Merger Agreement. The transactions contemplated by the Reverse Merger Agreement (the "Closing") were consummated on March 12, 2007 (the "Closing Date").

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

ITEM 1.    BUSINESS.

Overview

        Redpoint Bio is a development stage biotechnology company focused on the development of healthier foods and beverages and new approaches to the treatment of diabetes and obesity.

        Redpoint is leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. Our food and beverage program has been focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. In June 2009, we announced that we had identified an all-natural sweetness enhancer, RP44. In June 2010, we entered into a license and commercialization agreement with IFF, a global leader in the food and beverage industry, covering the commercialization of RP44. In October 2010, IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS). We believe that our unique technology platform could lead to additional opportunities for discovering novel natural flavorings and flavor enhancers, to help meet increasing consumer demand for more healthful foods and beverages.

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

        We currently own or have exclusive licenses to 15 issued U.S. patents and three issued foreign patents. In addition, we have over 94 U.S. and foreign patent applications pending. We have not yet developed any products that are commercially available.

        We believe that our current capital resources are only sufficient to meet our operating and capital requirements through April 2011, which raises substantial doubt about our ability to continue as a going concern. We are actively seeking additional corporate collaborations, equity investments from third parties and license agreements from various strategic partners to enhance our liquidity position. However, there can be no assurance that we will enter into any future corporate collaborations, equity investments or license agreements. Without additional funding, we will be unable to satisfy our obligations and will cease operations.

        At December 31, 2010, we had cash and cash equivalents of $1.1 million. In addition, in January 2011, we sold a portion of our New Jersey State net operating loss carryforwards and received cash proceeds of approximately $0.4 million. As of the date of the filing of this annual report on Form 10-K, we have approximately $0.7 million of cash and cash equivalents. Since inception, we have used $42.4 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through December 31, 2010, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $11.4 million, government grants totaling $2.0 million, and capital equipment and working capital financing totaling $3.6 million.

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

        In addition to the TRPm5 ion channel, our technology base encompasses additional approaches to identifying taste enhancers. Recognizing the attractiveness of "natural" compounds for food applications, we have developed a novel strategy to find natural substances that may be effective as taste enhancers. This strategy led to our discovery of the sweetness enhancement properties of RP44. The basic strategy involves sourcing both natural compounds and natural product compound libraries, and then screening these compounds using our proprietary, computer controlled, operant animal model system termed the Microtiter Operant Gustometer, or MOG. In this system rodents are trained to identify novel tastants through discrimination taste tests. The MOG methodology is based on classical animal models of operant conditioning that have been used in the academic community for 50 years. Redpoint's unique application of this classical method has been to develop novel, computerized protocols for training the rodents in taste discrimination tests, coupled with a new apparatus allowing testing of taste samples in 96 well microtitre plates of the kind used for high throughput screening in pharmaceutical discovery. The key advantages to this approach include:

  •
  Ability to find taste-active compounds using very small initial quantities of test materials (typically less than 1 mg.), thus allowing cost-effective screening of purified natural products.

  •
  Ability to find taste-active compounds in partially purified natural product samples.

  •
  Ability to rapidly perform dose-ranging studies to directly determine in vivo potency.

        Compounds determined as active using this approach are then subsequently scaled up and evaluated for taste properties in human taste tests and, potentially for regulatory approval. This strategy may provide additional opportunities for the discovery of new all natural sweetness enhancers, sweeteners and salt enhancers. The use of "natural" ingredient statements for labeling and promotion of food products is regulated by the USDA and other governing bodies, and there is a risk that they may limit use of such terms.

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

        In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, we received an upfront payment of $0.5 million and we became eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding regulatory approval and supply. In October 2010, IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS), triggering $0.5 million regulatory approval milestone payment. We have not yet achieved the supply milestone. In addition, we are eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will continue to be responsible for the regulatory process and for costs associated with prosecuting and maintaining our intellectual property covering the sweetness enhancer.

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

        In October 2010, IFF informed us that they had received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS) under the provisions of the Federal Food, Drug and Cosmetic Act, administered by the United States Food and Drug Administration (FDA). This GRAS determination allows RP44 to be incorporated into specified products in the United State and potentially aids regulatory acceptance in numerous other countries. Although RP44 is currently derived from material found in the side stream of the Reb A production process there can be no assurance that it can be produced in large scale on an economically viable basis.

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

Salt Reduction Program

        The objective of our salt enhancer program is to identify natural flavor ingredients that can provide a significant reduction in the amount of sodium in food and beverage products, yet maintain the salty taste that consumers desire.

        We are using our proprietary MOG assay technology for the salt enhancer discovery program. The MOG technology was developed specifically to deal with the complex sensory and experimental issues associated with the discovery of all-natural compounds, which are often derived from plant or fermentation sources containing complex mixtures of taste ingredients. Historically, natural tastants or enhancers have been discovered by trial and error using human tasters. The MOG is an enabling technology that facilitates high throughput screens of tastant libraries and natural product extracts by rodents trained to discriminate specific taste standards. MOG-trained rodents are "expert" taste testers capable of rapidly identifying taste from small samples with a high level of accuracy, providing an effective means of evaluating the taste properties of complex natural product extracts.

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

        The goal of salty taste enhancement is to allow the use of reduced quantities of common salt (sodium chloride) in food and beverage products while preserving the salty taste level desirable to consumers. The Dietary Guidelines for Americans, 2010 published by the department of Health and Human Services (DHHS) and the Department of Agriculture (USDA) recommends an intake of less than 1,500 mg of sodium per day for most Americans, although the average American consumes more than 4,000 mg of sodium per day. Reducing the intake of sodium can be beneficial in reducing the incidence of hypertension and heart attacks in a susceptible, mainly aging, population. Current solutions for salt replacement have not fully succeeded in maintaining both the taste and functionality of sodium chloride.

Diabetes and Obesity Drug Discovery Program

        Diabetes is a chronic disease afflicting over 24 million Americans and its poor control is the principle cause of blindness and kidney failure. Consequently, there is a continuing need for new and improved diabetes therapies, especially in an aging and increasingly obese population, which both correlate with an increased incidence of adult-onset diabetes.

        Our initial programs focused on the modulation of the TRPm5 ion channel, a key signaling element in taste sensation, in order to discover novel compounds that modulate the taste of food and beverage products. The TRPm5 ion channel is a member of a larger class of related TRP (Transient Receptor Potential) ion channels that are involved in the sensation of heat, cold, and spicy compounds. The TRPm5 ion channel was originally identified as an important component of taste signaling circuits responsible for sensing sweet, savory, and bitter compounds on the tongue. Recently, an emerging body of scientific evidence has demonstrated that the TRPm5 channel is also found in the pancreas and gastrointestinal tract, suggesting a potential role in the regulation of metabolism and satiety. Specifically, TRPm5 may be involved in the secretion of important hormones like GLP1 and insulin that control sugar uptake and metabolism. Consequently, modulators of TRPm5 could potentially find application as a new therapy for adult-onset diabetes and obesity. We initiated a program designed to leverage the research we have already conducted on the discovery of modulators of the TRPm5 ion channel to further explore potential opportunities for the discovery of new diabetes or obesity therapeutics. In November 2010, we received notification that our diabetes program had been approved for a grant in the amount of approximately $0.25 million in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code. This amount was received in November 2010.

        TRPm5 modulators discovered by Redpoint have been shown to elicit the secretion of hormones known to play important roles in metabolism in relevant model systems. We believe this discovery may serve as the foundation for a new method of action in the treatment of obesity and diabetes. Our therapeutic objective is the development of an orally acting incretin and insulin secretogogue for the treatment of Type 2 diabetes. Through an ongoing discovery program involving the synthesis of approximately 1,000 novel small molecules, we have identified a lead series of orally acting hormone secretogogues that have demonstrated positive results in a number of in vitro and in vivo experiments. We are seeking collaborations with major pharmaceutical companies for the further development and optimization of our TRPm5 modulators for therapeutic applications in diabetes and obesity.

        Diabetes mellitus is a chronic metabolic disorder characterized by the body's inability to produce or properly utilize insulin. Insulin is a hormone that is needed to convert sugar, starches and other food into energy stores needed for daily life. Nearly 90% of diabetics have Type 2 (non-insulin dependent) diabetes, which is often associated with obesity, and about 10% have Type 1 (insulin dependent) diabetes. It is one of the most prevalent chronic diseases, afflicting 8% of the U.S. population, and is a growing global health problem, particularly in industrialized countries. Diabetes and its complications impose significant economic consequences on individuals, families, health systems and countries. The World Health Organization (WHO) estimated that in 2008, more than 200 million people worldwide have diabetes. This number is likely to more than double by 2030. The total annual economic cost of diabetes in 2008 was estimated to be $175 billion in the United States and more than $350 billion worldwide. The global diabetes prescription market was more than $24 billion in 2008, and is expected to grow to more than $34 billion in 2012. The key market segments for diabetes treatments include injectables such as insulin and GLP-1 receptor agonists, and several classes of oral anti-diabetics (OADs), which include sulfonylureas, DPP-IV inhibitors, PPAR agonists, and biguanides.

        In 2008, the leading products for treatment of diabetes, Actos® (Takeda Pharmaceutical Company Limited) and Avandia® (GlaxoSmithKline), recorded over $5 billion in annual sales, collectively. The most recent treatment advances for diabetes include Byetta®, a GLP-1 receptor agonist launched by

Eli Lilly and Company/Amylin Pharmaceuticals and Januvia™, a DPP-IV inhibitor launched by Merck & Co., Inc. Collectively, these new products reported 2008 sales in excess of $2 billion. Despite the range of current treatment options, diabetes remains a poorly managed disease, causing serious ancillary pathologies (e.g. neuropathy, nephropathy, retinopathy). We believe that TRPm5 modulators may represent a new class of therapeutics with a novel mode of action, useful in addressing this unmet medical need.

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

        We face substantial competition from companies pursuing the commercialization of products and services relevant to taste using various methods for the discovery of taste modulators. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc. ("IFF"), Givaudan SA ("Givaudan"), Symrise and Firmenich. Senomyx is principally focused in the area of taste enhancement for food products and uses a high throughput screening technology and synthetic chemistry to discover novel flavor enhancers, which it licenses to end users in the food industry. Nutrinova, a German ingredients company, is also developing a biotechnology approach to finding novel taste enhancers in collaboration with the German Biotechnology Research and Information Network. In certain instances we may also compete with companies who are commercializing Reb A. These companies include PureCircle Ltd and GLG Life Tech Corporation. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products.

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

        If successful, our core diabetes program will face competition. The major competitors to TPRM5 modulators would likely include several new classes of anti-diabetic treatments, including the incretin mimetic Byetta® (marketed by Eli Lilly and Company and Amylin Pharmaceuticals), DPP-IV inhibitors

(including Januvia™ marketed by Merck & Co., Inc.), and GPR119 receptor agonists, currently in development by Metabolex, Inc., OSI Pharmaceuticals, GlaxoSmithKline, and Arena Pharmaceuticals, Inc.

        All of the above mentioned companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities than us.

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

        Universities and public and private research institutions are also potential competitors. While these organizations primarily have educational objectives, they may develop proprietary technologies related to the sense of taste or secure patent protection that we may need for the development of our technologies and products. We may attempt to license these proprietary technologies, but these licenses may not be available to us on acceptable terms, if at all, or we may not have the cash to pay for them.

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

  •
  Facilitation of the European Union, or EU, and other major market approval:  Although new flavoring agents are approved in Europe and the rest of the world on a country by country basis, FEMA is coordinating with the International Organization of the Flavor Industry, or IOFI, and the EU Regulatory body JECFA (Joint FAO/WHO Expert Committee on Food Additives) to facilitate the approval of FEMA GRAS compounds for sale in the EU and worldwide.

        In October 2010, IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS).

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

        Any of our product candidates will require regulatory approval and compliance with regulations made by the United States and foreign government agencies prior to commercialization in such countries. The process of obtaining FDA or foreign regulatory agency approval has historically been extremely costly and time consuming. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of biologics and new drugs.

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

Marketing and Sales

        As a development stage company, we currently have no sales, marketing or distribution capabilities. In general, the Company will be dependent on our future collaborators for the production, marketing, sales and other aspects of the commercialization of our product candidates when such products are developed through collaborative discovery and development programs with major food ingredient suppliers, food producers, or pharmaceutical companies. For example, with respect to RP44, pursuant to our license agreement, IFF will be responsible for establishing a supply chain and commercializing the product.

Intellectual Property

        We currently own or have exclusive licenses to 15 issued U.S. patents and three issued foreign patents. Also, we own or have exclusive licenses to over 94 U.S. and foreign patent applications pending. In addition, we have assembled significant expertise and know-how in the biology, molecular biology, cell biology and chemistry of taste and taste modifiers. Redpoint Bio's founding intellectual property portfolio was licensed from the Mount Sinai School of Medicine. In addition to intellectual property in-licensed from Mount Sinai, scientists at Redpoint Bio have extended the portfolio with several new patent families. These include:

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

Collaborative and Licensing Arrangements

  International Flavor & Fragrances Inc.

        In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, we received an upfront payment of $0.5 million and we became eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding regulatory approval and supply. In October 2010, IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS), triggering the $0.5 million regulatory approval milestone payment. We have not yet achieved the supply milestone. In addition, we are eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will continue to be responsible for the regulatory process and for costs associated with prosecuting and maintaining our intellectual property covering the sweetness enhancer.

  Strategy

        In addition to our agreement with IFF for the development, manufacture, use and commercialization of RP44, our strategy includes partnering with other major ingredient suppliers, or food and beverage companies, to utilize our technology to discover new all natural sweetness enhancers, sweeteners, and salt enhancers in exchange for technology access fees, research funding, product development milestones, and product royalties. We are also seeking collaborations with major pharmaceutical companies for the further development and optimization of our compounds for therapeutic applications in diabetes and obesity. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

Employees

        During the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%. As of December 31, 2010, we employed ten persons on a full-time basis, of whom seven were in research and development departments, and three of whom were engaged in finance, business development and administration. Of these employees, nine hold Ph.D. or other advanced degrees. We also retain outside consultants. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business.

Our Executive Officers and Directors

        The following table identifies our current executive officers and directors:

Name	Age	Capacities in Which Served	In Current Position Since
F. Raymond Salemme, Ph.D.(1)	65	President, Chief Executive Officer and Director	2007
Scott M. Horvitz(2)	52	Chief Financial Officer, Treasurer and Secretary	2007
Richard P. Shanley, CPA(3)	63	Chairman of the Board	2007
Robert Chefitz(4)	51	Director	2007
Leif Kjaergaard, Ph.D.(5)	64	Director	2007
Allen Bloom, Ph.D.(6)	67	Director	2007
Irwin Scher, M.D.(7)	71	Director	2007

(1)
F. Raymond Salemme, Ph.D. became Robcor's President on April 20, 2007 and Robcor's Chief Executive Officer and director on March 12, 2007. Dr. Salemme has been the Chief Executive Officer of Original Redpoint since June 2004. From April 2003 to December 2003, Dr. Salemme was engaged by Johnson & Johnson Pharmaceuticals as a consultant to assist management with the acquisition of 3-Dimensional Pharmaceuticals, Inc., or 3DP, a publicly traded biotechnology company founded in 1993, and acquired by Johnson & Johnson in 2003. Dr. Salemme was the founder of 3DP, and from February 1993 to April 2003, Dr. Salemme served in various positions at 3DP, including President and Chief Scientific Officer. Dr. Salemme established and directed the technical, operating, business and financing strategies leading to 3DP's initial public offering in 2000, and was co-inventor on 24 of 3DP's key technology patents. Prior to 3DP, Dr. Salemme directed research groups for biophysics, computational chemistry, and structure-based drug design at Sterling Winthrop Pharmaceuticals and DuPont Merck Pharmaceuticals. Prior to DuPont Merck, he worked at DuPont Central Research, where he directed molecular design teams involved in the discovery of new pharmaceuticals, agrochemicals, and engineered biopolymers. Dr. Salemme joined DuPont from Genex Corporation, one of the first biotechnology companies, where he pioneered the use of X-ray crystallography and computer-aided molecular design for engineering proteins with novel or enhanced functional properties. Prior to Genex, Dr. Salemme was Professor of Chemistry and Biochemistry at the University of Arizona, where he worked in the area of structural proteomics and determined the 3D X-ray structures of several proteins involved in biological electron transfer. Dr. Salemme holds a B.A. in Molecular Biophysics from Yale University and a Ph.D. in Chemistry from the University of California at San Diego. Dr. Salemme participates in various advisory committees, is a founder at Imiplex LLC, a nanotechnology company, and a Board member at Via, a healthcare data analysis company and ExSar, a protein analysis company.

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

ITEM 1A.    RISK FACTORS.

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

Risks Related To Our Business and Our Industry

         As of December 31, 2010, we had approximately $1.1 million of cash and cash equivalents. As of the date of filing this annual report on Form 10-K, we have approximately $0.7 million of cash and cash equivalents. We will need to raise substantial additional capital before April 2011 to fund our future operations or we will be unable to satisfy our obligations and continue our business.

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

        The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. We believe that our current capital resources are only sufficient to meet our operating and capital requirements through April 2011. Our future requirements will depend on many factors, including:

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

         Redpoint is a development-stage company. We have incurred losses since inception and expect to incur additional net losses for at least the next several years, even if we are able to raise additional funds necessary to continue our business.

        Since our inception we have incurred significant losses and negative cash flows from operations. As of December 31, 2010, we had an accumulated deficit of $56.8 million, and anticipate incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. In order to advance our programs, we will need to raise additional capital or fund operations through collaborations with third parties. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, which may include conducting pre-clinical and clinical tests, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

         If we or our collaborators are unable to obtain and/or maintain the GRAS determination or regulatory approval required before any taste modulator, including RP44, can be incorporated into products that are sold, we would be unable to commercialize our taste modulators and our business would be adversely affected.

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

        If successful, our core diabetes program will face competition. The major competitors to TPRM5 modulators would likely include several new classes of anti-diabetic treatments, including the incretin mimetic Byetta® (marketed by Eli Lilly and Company and Amylin Pharmaceuticals), DPP-IV inhibitors (including Januvia™ marketed by Merck & Co., Inc.), and GPR119 receptor agonists, currently in development by Metabolex, Inc., OSI Pharmaceuticals, GlaxoSmithKline, and Arena Pharmaceuticals, Inc.

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

        As of December 31, 2010, there were 16.6 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan. As of December 31, 2010, there were 3.9 million warrants outstanding to purchase shares of common stock. If the remaining warrants are exercised or converted, or if the options are exercised, you may experience dilution in the net tangible book value of our common stock.

         Directors and officers of the Company have a high concentration of our common stock ownership.

        Based on the aggregate number of shares of our common stock that are outstanding as of December 31, 2010, our officers and directors beneficially own approximately 12.6% of our outstanding common stock and our 5% stockholders beneficially own approximately 36.4% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company's board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

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

Lease Agreement for Office and Laboratory Space in Philadelphia, Pennsylvania

        On September 30, 2005, we entered into an agreement with Albert Einstein Healthcare Network, or AEHN, to use AEHN's laboratory space located at 5501 Old York Road, Philadelphia, Pennsylvania. The term expired in September 2009. We currently occupy the approximately 1,000 square feet of office and laboratory space on a month-to-month basis for approximately $1,500 per month. The lease may be amended in writing by mutual agreement.

ITEM 3.    LEGAL PROCEEDINGS.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock currently trades on the OTCQB under the symbol "RPBC". However, for the years ended December 31, 2009 and December 31, 2010, our common stock traded on the OTC Bulletin Board under the symbol "RPBC".

        The following table describes the per share range of high and low sale prices for shares of our common stock, as listed for quotation on the OTC Bulletin Board, for the periods indicated. Please note that this information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2010:	High	Low
Fourth quarter, ended December 31, 2010	$0.18	$0.08
Third quarter, ended September 30, 2010	0.19	0.09
Second quarter, ended June 30, 2010	0.25	0.12
First quarter, ended March 31, 2010	0.18	0.07

2009:	High	Low
Fourth quarter, ended December 31, 2009	$0.22	$0.10
Third quarter, ended September 30, 2009	0.30	0.13
Second quarter, ended June 30, 2009	0.19	0.04
First quarter, ended March 31, 2009	0.14	0.02

        As of December 31, 2010, the closing price for our common stock was $0.13 per share. As of February 28, 2011, there were approximately 246 holders of record of our common stock. Our independent stock transfer agent is American Stock Transfer & Trust Company, located at 59 Maiden Lane, New York, New York 10038. Their telephone number is (800) 937-5449.

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

Equity Compensation Plan Information

        The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plan. Prior to the Reverse Merger, Original Redpoint maintained the Linguagen Corp. 2003 Stock Incentive Plan, which we refer to as the "2003 Stock Plan." In connection with the adoption of the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan, which we refer to as the "2007 Plan," the 2003 Stock Plan merged with and into the 2007 Plan and no additional grants may be made under the 2003 Stock Plan. Outstanding grants under the 2003 Stock Plan continue in effect in accordance with their terms as in effect before March 12, 2007 (subject to such amendments as the Compensation Committee determines, consistent with the 2003 Stock Plan, as applicable).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans that have been approved by security holders(1)	9,569,260	$0.45	6,999,989
Equity compensation plans not approved by security holders	—		—

Total	9,569,260		6,999,989

(1)
Consists of the 2007 Plan.

Recent Sales of Unregistered Securities

        We did not sell any unregistered equity securities during the fiscal year ended December 31, 2010.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our equity securities during the fiscal year ended December 31, 2010.

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

Comparison of 3 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

Company/Index	Base Period 10/06	12/06	12/07	12/08	12/09	12/10
REDPOINT BIO CORPORATION	100	114.29	20.57	4.00	4.00	3.71
NASDAQ COMPOSITE INDEX	100	102.22	113.11	67.89	98.69	116.61
NASDAQ BIOTECHNOLOGY INDEX	100	97.99	102.54	89.93	104.28	120.15
AMEX COMPOSITE INDEX	100	105.03	126.24	75.21	101.85	127.91
AMEX BIOTECHNOLOGY INDEX	100	98.70	102.92	84.68	123.28	169.80

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

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth our selected historical financial data as of the dates and for the periods indicated. Our selected financial data set forth below as of December 31, 2009 and 2010 and for each of the years in the three-year period ended December 31, 2010, and for the period August 16, 1995 (inception) to December 31, 2010, has been derived from our audited financial statements included elsewhere herein. Our selected financial data should be read in conjunction with the Financial Statements and the Notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

						August 16, 1995 (Inception) to December 31, 2010
	Years Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share data)
Statements of Operations Data:
Research and grant revenue	$—	$2,229	$3,999	$1,868	$1,244	$13,574

Operating expenses:
Research and development	3,631	7,266	8,647	5,630	3,041	37,110
General and administrative	2,811	4,511	5,608	4,961	3,644	28,807

Total operating expenses	6,442	11,777	14,255	10,591	6,685	65,917

Operating loss	(6,442)	(9,548)	(10,256)	(8,723)	(5,441)	(52,343)
Interest income	53	768	565	142	11	1,673
Interest expense	(929)	(1,696)	(97)	(235)	(141)	(3,807)

Loss before income taxes	(7,318)	(10,476)	(9,788)	(8,816)	(5,571)	(54,477)
Income tax benefit	466	—	267	—	101	1,087

Net loss	(6,852)	(10,476)	(9,521)	(8,816)	(5,470)	$(53,390)

Accretion of redeemable convertible preferred stock	(1,159)	(225)	—	—	—

Net loss applicable to common stockholders	$(8,011)	$(10,701)	$(9,521)	$(8,816)	$(5,470)

Basic and diluted net loss per common share	$(1.81)	$(0.17)	$(0.12)	$(0.11)	$(0.07)

Weighted average number of shares outstanding	4,429	63,315	79,444	79,651	79,842

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$974	$22,701	$14,428	$5,557	$1,083
Working capital (deficiency)	(4,880)	20,810	12,791	4,512	(392)
Total assets	2,552	24,823	16,443	6,775	1,792
Long-term debt, net of current portion	635	188	1,148	774	352
Deficit accumulated during the development stage	(22,295)	(32,996)	(42,517)	(51,333)	(56,803)
Total stockholders' equity (deficit)	(20,726)	21,539	12,927	4,778	(107)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        Since its inception in 1995, Redpoint has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2010. As of December 31, 2010, Redpoint had an accumulated deficit of $56.8 million and anticipates incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. We have not yet developed any products that are commercially available. We had approximately $1.1 million in cash and cash equivalents at December 31, 2010. In addition, in January 2011, Redpoint sold a portion of its New Jersey State net operating loss carryforwards and received cash proceeds of approximately $0.4 million. As of the date of filing this annual report on Form 10-K, we have approximately $0.7 million in cash and cash equivalents. We believe that our current capital resources are only sufficient to meet our operating and capital requirements through April 2011, which raises substantial doubt about our ability to continue as a going concern. Without additional funding, we will be unable to satisfy our obligations and will cease operations.

        Redpoint is leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. Our food and beverage program has been focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. In June 2009, we announced that we had identified an all-natural sweetness enhancer, RP44. In June 2010, we entered into a license and commercialization agreement with IFF, a global leader in the food and beverage industry, covering the commercialization of RP44. In October 2010, IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS). We believe that our unique technology platform could lead to additional opportunities for discovering novel natural flavorings and flavor enhancers, to help meet increasing consumer demand for more healthful foods and beverages.

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

        Through December 31, 2010, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through future collaborations.

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

        Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%. As of December 31, 2010, we had 10 full time employees. We may need to make further reductions in our expenses.

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

        In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, we received an upfront payment of a $0.5 million and we became eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding regulatory approval and supply. In October 2010, IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS), triggering $0.5 million regulatory approval milestone payment. We have not yet achieved the supply milestone. In addition, we are eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will continue to be responsible for the regulatory process and for costs associated with prosecuting and maintaining our intellectual property covering the sweetness enhancer.

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

        We are using our proprietary MOG assay technology for the salt enhancer discovery program. The MOG technology was developed specifically to deal with the complex sensory and experimental issues associated with the discovery of all-natural compounds, which are often derived from plant or fermentation sources containing complex mixtures of taste ingredients. Historically, natural tastants or enhancers have been discovered by trial and error using human tasters. The MOG is an enabling technology that facilitates high throughput screens of tastant libraries and natural product extracts by rodents trained to discriminate specific taste standards. MOG-trained rodents are "expert" taste testers capable of rapidly identifying taste from small samples with a high level of accuracy, providing an effective means of evaluating the taste properties of complex natural product extracts.

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

        Our initial programs focused on the modulation of the TRPm5 ion channel, a key signaling element in taste sensation, in order to discover novel compounds that modulate the taste of food and beverage products. The TRPm5 ion channel is a member of a larger class of related TRP (Transient Receptor Potential) ion channels that are involved in the sensation of heat, cold, and spicy compounds. The TRPm5 ion channel was originally identified as an important component of taste signaling circuits responsible for sensing sweet, savory, and bitter compounds on the tongue. Recently, an emerging body of scientific evidence has demonstrated that the TRPm5 channel is also found in the pancreas and gastrointestinal tract, suggesting a potential role in the regulation of metabolism and satiety. Specifically, TRPm5 may be involved in the secretion of important hormones like GLP1 and insulin that control sugar uptake and metabolism. Consequently, modulators of TRPm5 could potentially find application as a new therapy for adult-onset diabetes and obesity. We initiated a program designed to leverage the research we have already conducted on the discovery of modulators of the TRPm5 ion channel to further explore potential opportunities for the discovery of new diabetes or obesity therapeutics. In November 2010, we received a grant relating to our diabetes program in the amount of $0.25 million in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code.

        Diabetes is a chronic disease afflicting over 24 million Americans and its poor control is the principle cause of blindness and kidney failure. Consequently, there is a continuing need for new and improved diabetes therapies, especially in an aging and increasingly obese population, which both correlate with an increased incidence of adult-onset diabetes.

        TRPm5 modulators discovered by Redpoint have been shown to elicit the secretion of hormones known to play important roles in metabolism in relevant model systems. We believe this discovery may serve as the foundation for a new method of action in the treatment of obesity and diabetes. Our therapeutic objective is the development of an orally acting incretin and insulin secretogogue for the treatment of Type 2 diabetes. Through an ongoing discovery program involving the synthesis of approximately 1,000 novel small molecules, we have identified a lead series of orally acting hormone secretogogues that have demonstrated positive results in a number of in vitro and in vivo experiments. We are seeking collaborations with major pharmaceutical companies for the further development and optimization of our TRPm5 modulators for therapeutic applications in diabetes and obesity.

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

        In June 2010, we entered into a License and Commercialization Agreement with IFF ("the IFF Agreement") for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. Our strategy also includes partnering with other major ingredient suppliers, or food and beverage companies, to utilize our technology to discuss new all natural sweetness enhancers, sweeteners and salt enhancers.

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

Results of Operations

  Year ended December 31, 2010 compared to December 31, 2009

        Research and Grant Revenue.    For the year ended December 31, 2010, we recorded revenue of $1.2 million which included $1.0 million in connection with the IFF Agreement, which we signed in June 2010 for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. The Company has no future performance obligations under the IFF Agreement. The revenues from IFF include $0.5 million from an upfront payment and $0.5 million from a milestone payment that was triggered when IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS). The remaining $0.2 million of revenue was related to the grant approval in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code. During the year ended December 31, 2009, we recorded revenue of $1.9 million, which included $1.7 million from the agreement with Givaudan, which began in March 2007, for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. The revenues from Givaudan include $0.7 million attributable to the upfront fee which was originally being recognized as revenue over the initial 3.5 year term of the agreement and $1.0 million of research funding. Givaudan terminated the agreement, effective as of May 1, 2009. As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $0.6 million and was recognized as revenue upon termination. The remaining $0.2 million of revenue in 2009 was from other agreements including a feasibility research program we conducted with Schering-Plough Corporation in the area of taste science research for pharmaceutical applications.

        Research and Development Expenses.    Our research and development expenses were $3.0 million for the year ended December 31, 2010 compared to $5.6 million for the year ended December 31, 2009. The decrease in expenses was primarily attributable to reductions in workforce as a result of the corporate restructurings the Company undertook in February and May 2009. Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs as well as amounts paid to third parties to conduct research on our behalf. Our internal research and development costs are comprised of salaries and related benefits, facilities, and depreciation of laboratory equipment, compound acquisition costs and research supplies.

        General and Administrative Expenses.    Our general and administrative expenses were $3.6 million for the year ended December 31, 2010 compared to $5.0 million for the year ended December 31, 2009. The decrease in expenses was primarily attributable to reduced expenditures associated with professional fees and reductions in workforce as a result of the corporate restructurings the Company undertook in February and May 2009.

        Interest Income.    Interest income was a nominal amount for the year ended December 31, 2010 compared to $0.1 million for the year ended December 31, 2009. The decrease was primarily the result of decreasing cash and investment balances.

        Interest Expense.    Interest expense was $0.1 million for the year ended December 31, 2010 compared to $0.2 million during the year ended December 31, 2009.

        Income Tax Benefit.    During 2010, we sold $0.1 million of our New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $0.1 million. Due to the Company's history of losses, we have not recognized the benefit of any of our other net operating loss carryforwards.

  Year ended December 31, 2009 compared to December 31, 2008

        Research and Grant Revenue.    For the year ended December 31, 2009, we recorded revenue of $1.9 million, which included $1.7 million from the agreement with Givaudan, which began in March 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. In consideration of the Company's agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1.3 million and Givaudan provided research funding to the Company over the term of the agreement. The revenues from Givaudan during 2009 include $0.7 million attributable to the upfront payment which was being recognized as revenue on a straight-line basis over the initial 3.5 year term of the agreement and $1.0 million of research funding. Givaudan terminated the agreement, effective as of May 1, 2009. As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $0.5 million and was recognized as revenue upon the termination of the agreement. The remaining $0.2 million of revenue in 2009 was from other agreements including a feasibility research program we conducted with Schering-Plough Corporation in the area of taste science research of pharmaceutical applications. During the year ended December 31, 2008, we recorded revenue of $4.0 million, which included $3.1 million from the agreement with Givaudan. The revenue from Givaudan included $0.4 million attributable to the upfront payment and $2.7 million of research funding. The remaining $0.9 million of revenue in 2008 was primarily from our research agreement with Coca-Cola, which began in December 2007, for the development of certain technology for use in soft drinks and other non-alcoholic beverages. The agreement with Coca-Cola expired by its terms in December 2008.

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

        Income Tax Benefit.    During 2008, we sold $2.5 million of our New Jersey State operating net loss carryforwards resulting in the recognition of an income tax benefit of $0.3 million. Due to the Company's history of losses, we have not recognized the benefit of any of our other net operating loss carryforwards.

Liquidity and Capital Resources

        We believe that our current capital resources are only sufficient to meet our operating and capital requirements through April 2011, which raises substantial doubt about our ability to continue as a going concern. We are actively seeking additional corporate collaborations, equity investments from third parties and license agreements from various strategic partners to enhance our liquidity position. However, there can be no assurance that we will enter into any future corporate collaborations, equity investments or license agreements. Without additional funding, we will be unable to satisfy our obligations and will cease operations.

        At December 31, 2010, we had cash and cash equivalents of $1.1 million. In addition, in January 2011, we sold a portion of our New Jersey State net operating loss carryforwards and received cash proceeds of approximately $0.4 million. In addition, in order to conserve cash, on March 1, 2011, each of our executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise. The cash amounts due to the executive officers are being accrued for by the Company. As of the date of the filing of this annual report on Form 10-K, we have approximately $0.7 million of cash and cash equivalents. Since inception, we have used $42.4 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through December 31, 2010, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $11.4 million, government grants totaling $2.0 million, and capital equipment and working capital financing totaling $3.6 million.

        In September 2008, we entered into a Loan and Security Agreement with CIT Healthcare LLC in which we are authorized to borrow up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. During 2008, we borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital. As of December 31, 2010, we had approximately $0.8 million of debt outstanding under such facility. The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company's ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred. As of December 31, 2010, and as of the date of the filing of this annual report on Form 10-K, the Company was in compliance with these provisions. As of December 31, 2010, there is no amount available to the Company for borrowing under this facility.

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

        Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%. As of December 31, 2010, we had 10 full time employees. We may need to make further reductions in our expenses.

        We expect that substantially all of our cash-flow for the foreseeable future will come from future corporate collaborations, equity financings or license agreements. However, there can be no assurance that we will enter into any future corporate collaborations, equity financings or license agreements. We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility. For us to fund our operations and to commercially develop our products, additional corporate collaborations and/or equity and/or debt financing will be required before April 2011. There is no assurance that such financing will be available to us as needed, and as a result, we may need to pursue other strategic alternatives, including the possible cessation of operations.

Summary of Contractual Obligations

        The following table summarizes our obligations to make future payments under our current contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	2011	2012 - 2013	2014 - 2015	Thereafter
Operating leases	$5,435,000	$840,000	$1,698,000	$1,724,000	$1,173,000
Long-term debt	774,000	422,000	352,000	—	—
License payments	225,000	25,000	50,000	50,000	100,000

	$6,434,000	$1,287,000	$2,100,000	$1,774,000	$1,273,000

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. During 2010, there have been no material changes in our critical accounting policies.

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

  Stock-Based Compensation

        The Company recognizes compensation for stock-based awards to employees and non-employee board members based on the grant-date fair value of stock- based awards over the period during which an award holder is required to provide service in exchange for the award. No compensation expense is recognized for awards for which the award holder does not tender the requisite service.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our carrying values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies.

        We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. We have no material currency exchange risk exposure as of December 31, 2010. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the year ended December 31, 2010.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 15. Exhibits, Financial Statements and Financial Statement Schedules".

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2010. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known and accumulated and communicated to management, including our chief executive officer and chief financial officer, by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The Audit Committee of the Board of Directors meets regularly with the Company's independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has unrestricted access to the Audit Committee.

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

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to newly adopted rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on its evaluation, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information relating to our directors and nominees for election as directors under the heading "Election of Directors" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption "Our Executive Officers" in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The discussion under the heading "Certain Relationships and Related Transactions and Director Independence" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The discussion under the heading "Independent Auditors Fees and Other Matters" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. Reference is made to the Index to Financial Statements on Page F-1.
	(2)	Financial Statement Schedule. Not applicable.
	(3)	Exhibits. Reference is made to the Index to Exhibits on Page 46.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of March, 2011.

REDPOINT BIO CORPORATION
By:	/s/ F. RAYMOND SALEMME, PH.D. F. Raymond Salemme, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. RAYMOND SALEMME F. Raymond Salemme	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011
/s/ SCOTT HORVITZ Scott Horvitz	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 4, 2011
/s/ ALLEN BLOOM Allen Bloom	Director	March 4, 2011
/s/ ROBERT CHEFITZ Robert Chefitz	Director	March 4, 2011
/s/ LEIF KJAERGAARD Leif Kjaergaard	Director	March 4, 2011
/s/ IRWIN SCHER Irwin Scher	Director	March 4, 2011
/s/ RICHARD SHANLEY Richard Shanley	Director	March 4, 2011

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated May 3, 2007, between Robcor Properties, Inc. and Redpoint Bio Corporation (Incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed with the Commission on May 23, 2007).
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
10.26
Separation of Employment Agreement and General Release, by and between the Company and Robert W. Bryant, Ph.D., dated January 9, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on January 15, 2009).**
10.27
Confidential Separation Agreement and General Release, by and between the Company and Scott Siegel, Ph.D., dated February 26, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 4, 2009).**
10.28
Amendment to Employment Agreement by, and between the Company and Dr. F. Raymond Salemme, dated December 22, 2008 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 23, 2008).**
10.29
Amendment to Employment Agreement by, and between the Company and Scott M. Horvitz, dated December 22, 2008 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 23, 2008).**
10.30
License and Commercialization Agreement, by and between the Company and International Flavors & Fragrances Inc., dated June 29, 2010 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on August 13, 2010).†
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

        We have audited the accompanying balance sheets of Redpoint Bio Corporation (a development-stage enterprise) (the "Company") as of December 31, 2009 and 2010, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010 and for the period from August 16, 1995 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redpoint Bio Corporation as of December 31, 2009 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 and for the period from August 16, 1995 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations since inception, has an accumulated deficit and limited cash resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 4, 2011

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Balance Sheets

	December 31
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$5,557,367	$1,082,999
Prepaid expenses and other current assets	176,464	72,200

Total current assets	5,733,831	1,155,199
Property and equipment, net	726,730	337,297
Other assets	314,014	299,498

Total assets	$6,774,575	$1,791,994

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$374,110	422,100
Accounts payable	658,561	954,275
Accrued expenses	151,893	171,124
Accrued compensation	37,702	—

Total current liabilities	1,222,266	1,547,499
Long-term debt	773,843	351,742

Total liabilities	1,996,109	1,899,241

Commitments (Note 13)
Stockholders' equity (deficit):
Preferred Stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding issued and outstanding 79,838,693 at December 31, 2009 and 79,846,893 shares at December 31, 2010	7,984	7,985
Additional paid-in capital	56,103,784	56,687,893
Deficit accumulated during the development stage	(51,333,302)	(56,803,125)

Total stockholders' equity (deficit)	4,778,466	(107,247)

Total liabilities and stockholders' equity (deficit)	$6,774,575	$1,791,994

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Operations

				August 16, 1995 (Inception) to December 31, 2010
	Years ended December 31,
	2008	2009	2010
Research and grant revenue	$3,999,252	$1,868,428	$1,244,479	$13,574,481

Operating expenses:
Research and development	8,647,432	5,630,336	3,041,684	37,109,747
General and administrative	5,607,309	4,960,913	3,644,206	28,807,030

Total operating expenses	14,254,741	10,591,249	6,685,890	65,916,777

Operating loss	(10,255,489)	(8,722,821)	(5,441,411)	52,342,296
Interest income	565,177	142,040	11,033	1,671,651
Interest expense	(97,519)	(235,231)	(140,751)	(3,806,875)

Loss before income taxes	(9,787,831)	(8,816,012)	(5,571,129)	(54,477,520)
Income tax benefit	266,772	—	101,306	1,087,284

Net loss	$(9,521,059)	$(8,816,012)	(5,469,823)	$(53,390,236)

Basic and diluted net loss per common share	$(0.12)	$(0.11)	$(0.07)

Weighted average number of shares outstanding	79,443,622	79,651,102	79,841,703

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

Period from August 16, 1995 (inception) to December 31, 2010

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

Period from August 16, 1995 (inception) to December 31, 2010

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

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Continued)

Period from August 16, 1995 (inception) to December 31, 2010

					Stockholders' Equity (Deficit)
	Redeemable convertible preferred stock
									Deficit accumulated during development stage
	Series A		Junior		Common Stock					Accumulated other comprehensive income
							Additional paid-in capital	Stock subscription receivable
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Issuance of common stock upon exercise of options	—	—	—	—	271,883	28	40,754	—	—	—	40,782
Stock-based compensation	—	—	—	—	—	—	845,374	—	—	—	845,374
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(9,521,059)	—	(9,521,059)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	22,843	22,843

Total comprehensive loss											(9,498,216)

Balance, December 31, 2008	—	—	—	—	79,495,870	7,950	55,371,501	—	(42,517,290)	64,554	12,926,715

Issuance of common stock upon exercise of options	—	—	—	—	342,823	34	51,390	—	—	—	51,424
Stock-based compensation	—	—	—	—	—	—	680,893	—	—	—	680,893
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(8,816,012)	—	(8,816,012)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(64,554)	(64,554)

Total comprehensive loss											(8,880,566)

Balance, December 31, 2009	—	$—	—	$—	79,838,693	$7,984	$56,103,784	$—	$(51,333,302)	$—	$4,778,466

Issuance of common stock upon exercise of options	—	—	—	—	8,200	1	573	—	—	—	574
Stock-based compensation	—	—	—	—	—	—	583,536	—	—	—	583,536
Net Loss	—	—	—	—	—	—	—	—	(5,469,823)	—	(5,469,823)

Balance, December 31, 2010	—	$—	—	$—	79,846,893	$7,985	$56,687,893	$—	$(56,803,125)	$—	$(107,247)

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Cash Flows

	Years ended December 31,
				August 16, 1995 (Inception) to December 31, 2010
	2008	2009	2010
Cash flows from operating activities:
Net loss	$(9,521,059)	$(8,816,012)	$(5,469,823)	$(53,390,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624,835	519,636	389,433	3,042,905
Amortization of discounts and premiums on marketable securities	(290,371)	11,446	—	(473,654)
Options, warrants and stock issued for services and dilution provisions	845,374	680,893	583,536	4,725,713
Beneficial conversion feature	—	—	—	1,228,565
Amortization of discount on convertible notes	—	—	—	899,935
Amortization of deferred financing costs	10,952	16,470	14,516	175,760
Debt inducement charge	—	—	—	361,598
Interest expense on convertible notes	—	—	—	136,075
Changes in assets and liabilities:
Accounts receivable	(88,981)	139,095	—	—
Prepaid expenses and other assets	181,915	128,486	104,264	(658,762)
Accounts payable	268,340	(210,994)	295,714	1,262,731
Accrued expenses and accrued compensation	(595,692)	(131,595)	(18,471)	302,734
Deferred revenue	(371,529)	(649,902)	—	—

Net cash used in operating activities	(8,936,216)	(8,312,477)	(4,100,831)	(42,386,636)

Cash flows from investing activities:
Purchases of marketable securities	(21,069,320)	(3,019,048)	—	(46,513,341)
Maturity and sale of marketable securities	26,996,994	14,240,000	—	46,986,994
Purchases of property and equipment	(670,983)	(13,939)	—	(3,380,219)

Net cash (used in) provided by investing activities	5,256,691	11,207,013	—	(2,906,566)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,503,900	—	—	3,614,710
Net proceeds from convertible notes	—	—	—	5,253,811
Repayments of debt	(524,593)	(519,154)	(374,111)	(2,893,325)
Net proceeds from issuance of preferred stock	—	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	40,782	51,424	574	176,076
Common stock reacquired	—	—	—	(283,121)

Net cash provided by (used in) financing activities	1,020,089	(467,730)	(373,537)	46,376,201

Net increase (decrease) in cash and cash equivalents	(2,659,436)	2,426,806	(4,474,368)	1,082,999
Cash and cash equivalents, beginning of year	5,789,997	3,130,561	5,557,367	—

Cash and cash equivalents, end of year	$3,130,561	$5,557,367	$1,082,999	$1,082,999

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Increase (decrease) in property and equipment included in accounts payable	$(101,578)	$(8,087)	$—	$—
Conversion of notes payable and accrued interest to preferred stock	—	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	—	16,940,297
Accretion of preferred stock	—	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	—	1,258,642
Cash paid for interest	87,250	169,866	118,901	788,894

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements

(1) Description of the Business and Liquidity

        Redpoint Bio ("Redpoint" or the "Company") is a development stage biotechnology company focused on the development of healthier foods and beverages and new approaches to the treatment of diabetes and obesity.

        The Company is leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. The Company's food and beverage program has been focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. In June 2009, the Company announced that it had identified an all-natural sweetness enhancer, RP44. In June 2010, the Company entered into a license and commercialization agreement with International Flavors & Fragrances Inc. ("IFF"), a global leader in the food and beverage industry, covering the commercialization of RP44.

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

        Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2010. As of December 31, 2010, the Company had an accumulated deficit of $56.8 million and anticipates incurring additional losses for the foreseeable future. The Company will need to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through December 31, 2010, substantially all of the Company's revenue has been derived from corporate collaborations, license agreements, and government grants. The Company expects that substantially all of its cash-flow for the foreseeable future will come from future corporate collaborations, equity financings and license agreements. However, there can be no assurance that the Company will enter into any future corporate collaborations, equity financings or license agreements. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through future collaborations. Redpoint had approximately $1.1 million in cash and cash equivalents at December 31, 2010. In addition, in January 2011, the Company sold a portion of its New Jersey State net operating loss carryforwards and received cash proceeds of approximately $0.4 million. As of the date of this filing, the Company had approximately $0.7 million of cash and cash equivalents. The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through April 2011, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is actively seeking corporate collaborations and license agreements from various strategic partners as well as debt or equity financings to enhance the Company's liquidity position.

        Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, the Company announced two restructurings which reduced its workforce by approximately 60%. As of December 30,

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(1) Description of the Business and Liquidity (Continued)

2010, the Company has 10 full time employees. The Company may need to make further reductions in its expenses.

        The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. For the Company to fund its operations and to commercially develop its products, additional corporate collaborations, equity and/or debt financing will be required before April 2011. There is no assurance that such collaborations or financing will be available to the Company as needed, and as a result, it may need to pursue other strategic alternatives. Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company's business. If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve cash flow in the future, including possibly the surrender of its rights to some technologies or product opportunities, delaying its clinical trials or curtailing or ceasing operations.

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

(b) Cash and Cash Equivalents

        The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2009 and 2010, cash and cash equivalents included amounts invested in money market accounts and government sponsored enterprise debt securities.

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

        Multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and development services, can be separated or whether they must be accounted for as a single unit of accounting. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. However, if the elements are considered to either (i) not have stand-alone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and all of the payments are recognized as revenue over the estimated period of when the performance obligations are performed. Whenever Redpoint determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Significant management judgment is required in determining the period over which the Company is expected to complete our performance obligations under an arrangement.

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

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

(g) Impairment of Long-Lived Assets

        The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not recorded any impairment charges pursuant to our review of long-lived assets.

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

        The fair value of stock options is determined using the Black Scholes option- pricing model and is recognized as expense over the requisite service period using the straight-line method.

        To satisfy the exercise of options, the Company plans to issue new shares rather than purchase shares on the open market.

(j) Net Loss per Common Share

        Basic net loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted- average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

been issued. Stock options and warrants to purchase an aggregate of 24,847,307, 22,857,110 and 13,497,205, common shares were excluded from the computation of diluted net loss per common share for the years ended December 31, 2008, 2009 and 2010, respectively. In all periods presented, Redpoint's diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(k) Fair Value of Financial Instruments

        The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2009 and 2010, the carrying values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, the Company believes the carrying value of its debt instrument, which does not have a readily ascertainable market value, approximates its fair value, given that the interest rate approximates market rates.

(l) Comprehensive Loss

        The Company classifies items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital, in the stockholders' equity section of its balance sheet. Other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities for the years ended December 31, 2008 and 2009 and is presented in the Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit). There was no other comprehensive income (loss) recorded during the year ended December 31, 2010.

(m) Recent Accounting Pronouncements

        In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance is effective for us beginning on January 1, 2011 and is not expected to have a significant impact on the Company's financial statements.

(4) Research and Collaboration Agreements

        Givaudan.    In March 2007, the Company entered into a Joint Research and Development and License Agreement (the "Agreement") with Givaudan Schweiz AG, a Swiss company ("Givaudan") for the development and commercialization of compounds that act primarily through the modulation of the TRPM5 channel and that enhance sweetness or savory sensation, as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. In consideration of the Company's agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1,300,000 and Givaudan provided research funding to the Company over the term of the Agreement. Givaudan terminated the Agreement, effective as of May 1, 2009, and reserved its rights under the Agreement with respect to certain

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(4) Research and Collaboration Agreements (Continued)

collaboration compounds. The upfront payment of $1,300,000 was being recognized as revenue on a straight-line basis over the initial 3.5 year term of the Agreement. As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $526,000 and, as a result of the termination, was recognized as revenue upon termination of the Agreement. In connection with the Agreement, during 2007, 2008 and 2009, the Company recognized $279,000, $371,000 and $650,000, respectively, of revenue attributable to the amortization of the upfront payment and $1,841,000, $2,688,000, and $1,065,000 of revenue from research funding, respectively.

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

        International Flavor & Fragrances.    In June 2010, the Company entered into a License and Commercialization Agreement (the "IFF Agreement") with International Flavors & Fragrances Inc., ("IFF"), for the development, manufacture, use and commercialization of RP44, the Company's all-natural sweetness enhancer. Under the terms of the IFF Agreement, IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, Redpoint received an upfront payment of $0.5 million and became eligible to receive two milestone payments of $0.5 million each contingent upon certain criteria regarding regulatory approval and supply. In addition, Redpoint will receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will assume responsibility for the regulatory process and for costs associated with prosecuting and maintaining Redpoint's intellectual property covering RP44. The upfront payment of $0.5 million was recognized as revenue on the effective date (June 29, 2010) of the IFF Agreement as the Company has no future performance obligations under the IFF Agreement. In October 2010, RP44 was determined to be Generally Recognized As Safe (GRAS), triggering the $0.5 million regulatory approval milestone payment which was recognized as revenue in the fourth quarter of 2010. The Company will bill and record the remaining supply milestone payment as revenue when and if such event is achieved.

(5) Grant Revenue

        In November 2010, the Company received a grant in the amount of $244,479 in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(6) Property and Equipment

        Property and equipment consisted of the following:

	December 31
	2009	2010
Laboratory equipment	$2,960,632	$2,960,632
Office equipment and furniture	240,976	240,976
Leasehold improvements	24,397	24,397

	3,226,005	3,226,005
Less accumulated depreciation and amortization	(2,499,275)	(2,888,708)

	$726,730	$337,297

        Depreciation and amortization expense was $624,835, $519,636, $389,433 and $3,042,905 for the years ended December 31, 2008, 2009, 2010 and the period from August 16, 1995 (inception) through December 31, 2010, respectively.

(7) Accrued Expenses

        Accrued expenses consisted of the following:

	December 31
	2009	2010
Professional fees	$71,000	$85,324
Deferred rent	60,976	73,138
Other	19,917	12,662

	$151,893	$171,124

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

        In September 2008, the Company entered into a Loan and Security Agreement with another finance company that provided for borrowings up $2,000,000 for the purchase of certain equipment and to be used for working capital purposes. During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement. As of December 31, 2009 and 2010, $1,147,953 and $773,842, respectively, was outstanding under the Loan and Security Agreement. Amounts borrowed are evidenced with a promissory note, are repayable in equal monthly payments over 48 months, and are collateralized by the purchased equipment. The note bears interest of 12.1%. The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan Security Agreement) which restricts the Company's ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred. As of December 31, 2010, the Company was in compliance with these provisions.

        The scheduled maturities of long-term debt outstanding at December 31, 2010 are as follows:

2011	$422,100
2012	351,742

773,842
Less current portion	(422,100)

$351,742

        Interest expense on notes payable recorded during the years ended December 31, 2008, 2009 and 2010 and for the period from August 16, 1995 (inception) to December 31, 2010 was $86,568, $167,616, $117,884 and $697,009, respectively.

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

(9) Related-Party Transaction

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

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(11) Stockholders' Equity (Deficit)

(a) Common Stock

        The Company was party to a number of agreements that provided for dilution protection to certain investors. In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company pursuant to certain antidilution protection. During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represented the fair value of those shares. As of December 31, 2010, none of the Company's existing agreements contain dilution protection provisions.

(b) Warrants

        As of December 31, 2010, the following warrants to purchase Common Stock were outstanding:

Number of shares	Exercise price	Expiration
53,039	$0.75	February - December 2012
300,000	$0.13	November 2015
3,574,906	$0.97	April 2012

3,927,945

        During the year ended December 31, 2010, warrants to purchase 10,197,346 shares of Common Stock at an exercise price of $1.35 per share expired and were not exercised. As of December 31, 2010, 3,627,945 warrants were vested.

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

        If the Company fails to maintain the effectiveness of the "resale" registration statement, a 1% penalty will be assessed for each monthly period that the registration statement is not effective, capped at 12%. The penalty will be payable monthly in either cash or additional shares of common stock, as determined by the Company. The Company follows the relevant accounting literature, which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments relate. Contingent obligations in a registration payment arrangement are separately analyzed. If we determine a penalty payment is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2010, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

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

        On April 20, 2007, the Company approved an amendment to the 2007 Plan, which increased the maximum number of shares of common stock reserved for issuance under the 2007 Plan by an additional 4,132,705 shares from 13,511,562 to 17,644,267 shares of common stock. As of December 31, 2010, 6,999,989 shares were reserved for future issuances under the 2007 Plan.

        The following is a summary of stock option activity under the 2007 Plan through December 31, 2010.

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Intrinsic Value
Outstanding at December 31, 2007	9,603,961	0.49
Granted	1,689,938	0.65
Forfeited	—	—
Exercised	(271,883)	0.15

Outstanding at December 31, 2008	11,022,016	0.52
Granted	1,230,628	0.09
Forfeited	(2,878,002)	0.50
Exercised	(342,823)	0.15

Outstanding at December 31, 2009	9,031,819	0.48
Granted	800,000	0.12
Forfeited	(254,359)	0.41
Exercised	(8,200)	0.07

Outstanding at December 31, 2010	9,569,260	$0.45	5.64 years	$42,090

Exercisable at December 31, 2010	8,204,362	$0.47	5.18 years	$24,240

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(12) Stock Options Plans (Continued)

        The total intrinsic value of stock options exercised during the years ended December 31, 2009 and 2010 was $20,664 and $246, respectively.

        All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company's common stock on the date of grant. The Company received proceeds of $40,782, $51,424 and $574, for option exercises in 2008, 2009 and 2010, respectively.

        The per-share weighted average fair value of the options granted during the years ended December 31, 2008, 2009 and 2010 was estimated at $0.41, $0.07 and $0.07, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31
	2008	2009	2010
Expected dividend yield	—	—	—
Expected volatility	68%	75%	69%
Risk-free interest rate	3.05%	1.96%	1.81%
Expected life of options	6 years	6 years	6 years

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

        The Company recognized $845,374, $680,893 and $583,536 of stock- based compensation expense related to stock options for the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, there was $256,033 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.8 years.

(13) Commitments

(a) Leases

        The Company leases office and laboratory space and equipment under operating leases expiring through 2017. Rent expense under these operating leases was $967,000, $968,000 and $912,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(13) Commitments (Continued)

        Future minimum lease payments as of December 31, 2010 are as follows:

Year Ending December 31,	Amount
2011	$839,723
2012	845,915
2013	852,230
2014	858,627
2015	865,243
Thereafter	1,172,854

$5,434,592

        In October 2006, the Company paid a $250,000 deposit for its facility which has been recorded in other assets on the accompanying balance sheet.

(b) Employment-Related Agreements

        The Company has entered into employment agreements with certain key executives, providing for base salaries plus performance incentive bonuses. In January 2009, the Company entered into a separation agreement with a former officer that required the Company to make aggregate payments of $40,175, which was paid in bimonthly installments through March 31, 2009. In February 2009, the Company entered into a separation agreement with a former officer that required the Company to make aggregate payments of $222,888, which was repaid in bimonthly installments through February 28, 2010.

(14) Restructuring

        During 2009, the Company announced two restructurings which reduced its workforce by approximately 60%. As of December 31, 2010, the Company has 10 full time employees. In connection with the restructurings, the Company incurred severance costs of $526,553 which are included in general and administrative expenses on the accompanying Statements of Operations for the year ended December 31, 2009. As of December 31, 2010, all amounts related to these restructurings have been paid.

	December 31, 2008	2009 Expense	2009 Payments	2010 Payments	December 31, 2010
Severance and benefits	$—	$526,553	$489,405	$37,148	$—

	$—	$526,553	$489,405	$37,148	$—

(15) Income Taxes

        As of December 31, 2010, the Company had approximately $46,072,000 and $30,022,000 of federal and state net operating loss carryforwards, respectively, and approximately $649,000 and $274,000 of federal and state research and development credit carryforwards, respectively, available to offset future federal and state taxable income. The federal net operating loss carryforward will expire beginning in

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(15) Income Taxes (Continued)

2022, and the state net operating loss carryforwards began expiring in 2008. The federal research and development credit carryforward will expire beginning in 2020, and the state research and development carryforward will expire beginning in 2018.

        The following table summarizes the components of the deferred tax assets and liabilities as of:

	December 31
	2009	2010
Net operating losses	$16,302,000	$17,452,000
Research and development credit	1,302,000	830,000
Other temporary differences	550,000	156,000

Gross deferred tax assets	18,154,000	18,438,000
Valuation allowance	(18,154,000)	(18,438,000)

Total deferred tax assets	—	—
Fixed assets	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

        The Company's effective tax rate differs from the statutory rate primarily due to its valuation allowance associated with its net operating losses.

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2009 and 2010. The valuation allowance in 2010 increased by $284,000 over 2009 related primarily to additional net operating losses incurred by the Company. The valuation allowance in 2009 increased by $3,556,000 over 2008 related primarily to additional net operating losses incurred by the Company.

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

        During 2005, 2006 and 2008, the Company sold $3,128,427, $5,776,876, $2,462,129 and of New Jersey State operating loss carryforwards resulting in the recognition of a benefit of $253,403, $465,803 and $266,772, respectively. In addition, in January 2011 the Company sold $5,268,454 of New Jersey State net operating loss carryforwards resulting in cash proceeds of $410,726 in 2011.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(15) Income Taxes (Continued)

        During 2010, the Company sold $112,562 of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $101,306 recorded in the accompanying Statements of Operations.

        The Company applies the provisions of FASB Accounting Standards Codification 740-10, "Accounting for Uncertainty in Income Taxes" (ASC 740-10), which clarifies the accounting and disclosure for uncertainties in income taxes recognized in an enterprise's financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. ASC 740-10 also provides guidance on the recognition and classification of interest and penalties in an entity's financial statements. The Company's policy is to recognize potential accrued interest and penalties related to income tax matters in income tax expense. As of December 31, 2010, the Company determined that it had no liability for uncertain income tax matters as prescribed by ASC 740-10. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.

(16) 401(k) Plan

        The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. During the year ended December 31, 2007, the Company began making matching contributions in the amount of 50% of employee contributions up to 6%. The Company, in its discretion, may also make certain contributions to the plan. The Company contributed $92,000, $18,000 and $21,000 as matching contributions for the years ended December 31, 2008, 2009 and 2010, respectively.

(17) Quarterly Results (unaudited)

        The following tables summarize the quarterly results of operations for each of the quarters in 2009 and 2010. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information set forth herein.

	2009 Results
	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
Revenues	$1,058,741	$809,687	$—	$—	$1,868,428
Net loss(2)	(2,518,403)	(2,062,723)	(2,406,644)	(1,828,242)	(8,816,012)
Basic and diluted net loss per common share(1)	$(0.03)	$(0.03)	$(0.03)	$(0.02)	$(0.11)

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements (Continued)

(17) Quarterly Results (unaudited) (Continued)

	2010 Results
	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
Revenues	$—	$500,000	$—	$744,479	$1,244,479
Net loss(3)	(1,713,341)	(1,388,774)	(1,772,558)	(595,150)	(5,469,823)
Basic and diluted net loss per common share(1)	$(0.02)	$(0.02)	$(0.02)	$(0.01)	$(0.07)

(1)
Per common share amounts for the quarters and full years have been calculated separately.

(2)
The net loss for the three months ended December 31, 2009 reflects the reversal of $189,217 of accrued bonuses previously recognized in the first three quarters of 2009, as a result of the Company's decision not to pay 2009 bonuses.

(3)
The net loss for the three months ended December 31, 2010 reflects the reversal of $187,983 of accrued bonuses previously recognized in the first three quarters of 2010, as a result of the Company's decision not to pay 2010 bonuses.