Form 10-K/A
period 2010-12-31
Redpoint Bio CORP
filed 2011-05-12
CIK 1328003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

         The number of shares of common stock, $0.0001 par value, of the registrant outstanding as of April 29, 2011 was 79,914,789 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

        Redpoint Bio Corporation ("we", "our" and "us") is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 4, 2010. The purpose of this Form 10-K/A, Amendment No. 1 is to include information required in Part III (Items 10, 11, 12, 13 and 14), that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Committees of the Board of Directors and Director Independence

        Our Board currently has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Governance Committee and an Intellectual Property Oversight Committee. These committees, their principal functions and their respective memberships are described below.

  Audit Committee

        The current members of the Audit Committee are Mr. Shanley, who serves as Chairman, Dr. Bloom and Mr. Chefitz. Each of the members of the Audit Committee is independent as defined by the applicable NASDAQ listing standards and Securities and Exchange Commission ("SEC") rules applicable to audit committee members. Our Board has determined that Mr. Shanley also qualifies as an audit committee financial expert as defined by the SEC.

        The Audit Committee oversees our financial reporting process and system of internal control over financial reporting, and selects and oversees the performance of, and approves in advance the services provided by, our independent registered public accounting firm. The Audit Committee provides an open avenue of communication among our independent registered public accounting firm, financial and senior management and the Board. The Audit Committee meets regularly with our independent registered public accounting firm without management present, and from time to time with management in separate private sessions, to discuss any matters that the Committee or these individuals believe should be discussed privately with the Audit Committee, including any significant issues or disagreements that may arise concerning our accounting practices or financial statements. The Audit Committee also oversees our whistleblower policy for receiving and handling complaints or concerns regarding accounting, internal accounting controls or auditing matters. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment.

        The Audit Committee held 5 meetings during the year ended December 31, 2010.

  Nominating and Governance Committee

        The current members of the Nominating and Governance Committee (the "Governance Committee") are Mr. Kjaergaard, who serves as Chairman, Dr. Scher and Mr. Shanley. Each of the members of the Governance Committee is independent as defined by the applicable NASDAQ listing standards.

        The Governance Committee assists the Board in fulfilling its responsibilities regarding the oversight of the composition of the Board and other corporate governance matters. Among its other duties, the Governance Committee evaluates nominees and reviews the qualifications of individuals eligible to stand for election and reelection as directors and makes recommendations to the Board on this matter; oversees compliance with our Code of Business Conduct; reviews and approves related party transactions; recommends and advises the Board on certain other corporate governance matters; and oversees the Board's performance evaluation process. The Governance Committee does not have a specific policy with regard to the consideration of diversity in identifying director nominees. However, our Governance Committee values diversity on our Board and considers the diversity of the professional experience, education and skills, as well as diversity of origin, in identifying director nominees.

        The Governance Committee held 1 meeting during the year ended December 31, 2010. A copy of the Governance Committee's charter is posted on our website at www.redpointbio.com.

  Intellectual Property Oversight Committee

        The current members of the Intellectual Property Oversight Committee (the "IP Committee") are Dr. Bloom, who serves as Chairman and Dr. Scher. Each of the members of the IP Committee is independent as defined by the applicable NASDAQ listing standards.

        The IP Committee assists the Board in evaluating the Company's strategic business decisions and reviewing the Company's strategy and policy with respect to the development and protection of its intellectual property. Among its other duties, the IP Committee provides oversight of the Company's management of those activities.

        The IP Committee held 1 meeting during the year ended December 31, 2010. A copy of the IP Committee's charter is posted on our website at www.redpointbio.com.

  Compensation Committee

        The current members of the Compensation Committee are Dr. Bloom, Mr. Chefitz and Dr. Kjaergaard. Mr. Chefitz serves as Chairman of the Compensation Committee. Each of the current members of the Compensation Committee is independent as defined by the applicable NASDAQ listing standards.

        Decisions regarding the compensation of our executive officers are made by the Compensation Committee. The Compensation Committee's principal responsibilities include reviewing Redpoint's overall compensation philosophy and the adequacy and market competitiveness of our compensation plans and programs, evaluating the performance of and reviewing and approving compensation for our executive officers, evaluating and recommending director compensation, and reviewing and discussing with management the Compensation Discussion and Analysis included in this annual report on Form 10-K. The Compensation Committee also administers our equity-based and other incentive plans, including assuming responsibility for granting, or delegating as appropriate the authority for granting, and making decisions with respect to, awards under our equity compensation and other incentive plans.

        To assist the Compensation Committee in its efforts to meet the objectives and responsibilities outlined above, management has retained an executive compensation consulting firm. During 2010, the Company retained Strategic Outsourcing Solutions LLC, a compensation consulting firm that works with a number of local life science companies, to advise the Compensation Committee on various matters related to executive compensation and compensation programs. For additional information on the projects undertaken by these consultants, see the discussion under "Compensation Discussion and Analysis" included in this annual report on Form 10-K. The consultants were engaged to provide general executive compensation consulting services and to respond to questions as needed. In addition, the consultants perform special executive compensation projects and consulting services from time to time as directed by the Compensation Committee and may from time to time advise management, with the Compensation Committee's consent. The consultants were hired by management and report to the Compensation Committee. Pursuant to its charter, the Committee has the power to hire and fire such consultants and to engage other advisors. The human resources consultant retained by management also provides information and support to the Compensation Committee as requested.

        The Compensation Committee held 1 meeting during the year ended December 31, 2010. A copy of the Compensation Committee's charter is posted on our website at www.redpointbio.com.

        Under NASDAQ rules, a Director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Our Board of Directors has determined that with the exception of Dr. Salemme, who serves as our President and Chief Executive Officer, none of our directors has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director and that each of these Directors is an "independent director" as defined under Rule 5605(a)(2) of the NASDAQ Stock Market Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers and persons who own more than 10% of our outstanding shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Specific due dates for these records have been established, and we are required to report in this annual report on Form 10-K any failure in 2009 to file by these dates. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, there were no reports required under

Section 16(a) of the Exchange Act that were not timely filed during the fiscal year ended December 31, 2009.

Code of Ethics

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

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation of Directors

        Discussed in the following paragraphs and tables is the compensation paid to the non-employee directors who serve on our Board. Directors who are also our employees do not receive any additional compensation for their service as directors of the Company.

        During our 2010 fiscal year, directors who were employees did not receive any cash remuneration for serving as directors. We reimbursed each non-employee member of our Board for out-of-pocket expenses incurred in connection with attending our Board and Committee meetings. We also paid each of our non-employee directors a fee for each Board and Committee meeting attended, of $1,500 for each Board meeting attended in person and $750 for Board meetings attended by telephone, and $1,000 for each Committee meeting attended in person and $500 for Committee meetings attended by telephone. Each of our non-employee directors received an annual retainer of $17,500 for service as a director and the Chairman of our Board received an annual retainer of $20,000, both paid quarterly and pro-rated for the period of time such person held the position during 2010. The Chairman of our Audit Committee received an additional annual retainer of $10,000; other committee chairmen received an additional annual retainer of $5,000.

        In order to conserve cash, on April 1, 2011, each of our directors agreed to indefinitely defer all cash remuneration for serving as directors, at least until the Company has raised additional capital. The cash remuneration due to the directors is being accrued for by the Company.

        Additionally, under the non-employee director compensation program in place during 2010, if a non-employee Board member had joined our Board in 2010, such non-employee Board member would have received an annual option grant to purchase 25,000 shares of common stock for their service as a director, granted on or before the date of the initial Board meeting appointing such director to serve on our Board and fully vesting on the first anniversary of the grant date, subject to the director's continued service as a director.

        The following table further summarizes the compensation paid by us to our non-employee directors during the 2010 fiscal year. Except as noted below, all of our directors are paid at the same rate. The differences among directors in the table below are a function of dates of service on the Board during the year, additional compensation for chairing a committee and varying numbers of meetings attended during 2010 and corresponding payments of meeting fees.

Name(1) (a)	Fees Earned or Paid in Cash ($)(2) (b)	Stock Awards ($) (c)	Option Awards ($)(3)(4) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Joseph Mollica, Ph.D(5).	$1,096	—	$—	—	—	—	$1,096
Robert Chefitz(6)	—	—	—	—	—	—	—
Leif Kjaergaard, Ph.D.	$61,493	—	$2,614	—	—	—	$64,107
Allen Bloom, Ph.D.	$34,750	—	$2,614	—	—	—	$37,364
Irwin Scher, M.D.	$27,459	—	$2,614	—	—	—	$30,073
Richard P. Shanley, CPA	$42,583	—	$2,614	—	—	—	$45,197

(1)
Dr. Raymond F. Salemme, our President and Chief Executive Officer, is not included in this table as he is an employee of Redpoint and thus receives no compensation for his services as a director. The compensation received by Dr. Salemme is shown in the Summary Compensation Table and other executive compensation tables included in this annual report on Form 10-K.

(2)
Consists of amounts described under "Compensation of our Directors—2010 Compensation."

(3)
The amounts included in this column are the dollar amounts representing the full grant date fair value of each option award calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, "Compensation-Stock compensation," or FASB ASC Topic 718, and do not represent the actual value that may be recognized by the director upon option exercise. For information on the valuation assumptions used in calculating this amount, see Note 12 to Redpoint's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC.

(4)
The aggregate grant date fair value of the stock options granted to the directors in 2010 in accordance with FASB ASC Topic 718 was $0.07. The following table lists the number of outstanding options held by each of the directors included in the table above as of December 31, 2010, and provides additional information concerning the options granted to these directors during 2010, each of which fully vests on the first anniversary of the grant date and was granted at an exercise price equal to the closing price of Redpoint's common stock as reported by the OTC Bulletin Board on the respective date of grant.

(5)
Dr. Mollica resigned as a member and Chairman of our Board on January 8, 2010.

(6)
Such director waived any and all fees associated with being a director.

	Options Outstanding as of December 31, 2010 (#)	Options Granted in 2010 Fiscal Year (#)	Date of 2010 Option Grant	2010 Option Expiration Date	2010 Option Exercise Price ($/Sh)	Grant Date Fair Value of Option Awards Granted in 2010 ($)
Joseph Mollica, Ph.D.(1)	—	—	—	—	—	—
Allen Bloom, Ph.D.	125,000	25,000	6/3/2010	6/3/2020	$0.17	$2,614
Irwin Scher, M.D.	125,000	25,000	6/3/2010	6/3/2020	$0.17	$2,614
Leif Kjaergaard, Ph.D.	50,000	25,000	6/3/2010	6/3/2020	$0.17	$2,614
Richard P. Shanley, CPA	125,000	25,000	6/3/2010	6/3/2020	$0.17	$2,614

Compensation Discussion and Analysis

Overview

        This Compensation Discussion and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our named executive officers during the 2010 fiscal year. Our named executive officers include our Chief Executive Officer, F. Raymond Salemme, Ph.D., or CEO, and Chief Financial Officer, Scott M. Horvitz, or CFO.

        Our executive compensation program is designed to provide performance-oriented incentives that fairly compensate our executive officers and enable us to attract, motivate and retain highly qualified executives and scientific, development and commercial personnel. Our compensation program consists of both short-term and long-term components, including cash and equity-based compensation, and is intended to reward consistent performance that meets or exceeds formally established strategic business and scientific goals and objectives that enhance stockholder value. The Compensation Committee of the Board of Directors, referred to herein as the Committee, and senior management is focused on providing an appropriate mix of short-term and long-term incentives to ensure that our executives continue in employment with us and generate stockholder value. We are mindful not to rely on highly leveraged incentives that would result in risky short-term behavior.

        Our continued research and development efforts have led us to certain advances within our taste technology platform, including the identification of RP44, an all-natural sweetness enhancer, which we licensed to IFF in June of 2010. However, we recognize the difficult financing environment that has hit the biotechnology sector particularly hard which has required the Company to seek ways to conserve cash.

        On March 29, 2011, the Committee met to review the Company's performance for 2010. Taking all of the above factors into consideration, the Committee determined not to award a 2010 year end bonus or provide new option grants to its executive officers, and it did not provide any increase in salary to its executive officers. In addition, in order to conserve cash, on March 1, 2011, each of our executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise. The cash amounts due to the executive officers are being accrued for by the Company.

Compensation Objectives and Philosophy

        The Committee oversees and administers our executive compensation program, including the evaluation and approval of compensation plans, policies and programs offered to our named executive officers. As part of such process, the Committee seeks to accomplish the following objectives with respect to our executive compensation program:

  •
  Motivate, recruit and retain executives capable of meeting our strategic objectives;

  •
  Provide incentives to ensure superior executive performance and successful results for us; and

  •
  Align the interests of our executives with the long-term interests of our stockholders.

The Committee seeks to achieve these objectives by:

  •
  Establishing a compensation structure that is both market competitive and internally fair;

  •
  Linking a substantial portion of compensation to our achievement of corporate objectives and the individual executive's contribution to the attainment of those objectives; and

  •
  Providing long-term equity-based incentives.

Setting Executive Compensation

        It is the Committee's objective to set the total annual compensation of each executive officer at levels that are competitive for comparable positions based on available industry data. However, in determining the compensation of each executive officer, the Committee also considers a number of other factors, including recent corporate and individual performance, the CEO's recommendations, cost of living and internal pay equity. There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components. Instead, the Committee determines the mix of compensation for each executive officer based on its review of the competitive data and its subjective analysis of that individual executive's performance and contribution to the our overall performance. In addition, the CEO provides the Committee with a detailed review of the performance of the other named executive officers and makes recommendations to the Committee with respect to the compensation packages for those officers.

        The relative difference between the annual compensation package provided to our CEO in the form of base salary, short-term incentive compensation and long-term equity awards and the comparable compensation packages provided to our other named executive officers has not increased significantly since his hiring in June 2004 and which we believe is a fair and equitable allocation among all our named executive officers.

        For purposes of measuring the competitive levels of the cash elements of our officer compensation package for the 2010 fiscal year, the Committee relied on the 2010 Radford Global Life Sciences Survey Report, referred to herein as the Radford Survey, generally benchmarking companies with less than 50 employees, as its primary source of market data. The Committee is committed to the ongoing evaluation of our compensation program through surveys, analysis and best practices within the biotechnology industry.

Components of Compensation

        We have structured our company-wide employee compensation program to attract, develop, motivate and retain top talent and to focus our employees, including our named executive officers, on key business goals that enhance stockholder value. We use compensation as a means to reinforce our desired culture and unique corporate environment. The following principal components of 2010 compensation that we provided to our named executive officers were designed to meet the objectives of our executive compensation program discussed above:

  •
  Base salary;

  •
  Annual short-term cash incentives;

  •
  Long-term equity incentive awards;

  •
  Retirement and health insurance benefits; and

  •
  Change of control and other severance agreements.

        It is important to note that we do not have any non-qualified deferred compensation programs, pension plans or supplemental executive retirement plans for our named executive officers; however, in order to conserve cash, on March 1, 2011, each of our executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise. The cash amounts due to the executive officers are being accrued for by the Company. The only deferral program that allows our named executive officers to accumulate a retirement income source is our 401(k) savings plan, which is subject to dollar limitations imposed under the Internal Revenue Code and its corresponding regulations on the maximum amount an individual can contribute each year. As a result, the equity incentive awards provided to our named executive officers are intended to serve as the primary source of wealth-accumulation for our named executive officers while at the same time incentivizing them to contribute to our financial success as measured in terms of appreciation in the value of our common stock.

        The Committee reviews our compensation program periodically, including each of the above elements, to determine whether they provide appropriate incentives and motivation to our named executive officers and whether they adequately compensate our named executive officers relative to comparable officers in other companies with which we compete for executives. Based upon the information and data presented to it, the Committee generally views the compensation paid to our named executive officers as fair, reasonable and competitive.

        We believe our approach to goal setting assists in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. In addition, under our equity compensation plan we may provide a mix of equity award instruments that includes full value awards as well as the multi-year vesting of our equity awards, which will also mitigate risk and properly account for the time horizon of risk.

Base Salary

        In General—It is the Committee's objective to set a competitive rate of annual base salary for each executive officer. The Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for companies to provide their executive officers with a guaranteed annual component of compensation that is not subject to performance risk. The Committee works with the Company's CFO to establish salary bands for the executive officers, with minimum to maximum opportunities that cover the normal range of market variability. The actual base salary for each executive officer is then derived from those salary bands based on his or her responsibility, tenure, past performance and market comparability.

        Changes for Fiscal Year 2010—On March 29, 2010, the Committee met to review performance for 2009. During 2009, our continued research and development efforts had led us to certain advances within our taste technology platform, including our announcement concerning the identification of RP44, an all-natural sweetness enhancer. However, during 2009, we did not enter into any new funded corporate collaborations. We were also unable to renew our one year agreement with The Coca-Cola Company and the agreement our agreement with Givaudan was terminated by Givaudan on May 1, 2009. Furthermore, we recognized the difficult financing environment that has hit the biotechnology sector particularly hard which required the Company to seek ways to conserve cash. Consequently, the Committee determined not to provide an increase in salary to its named executive officers for 2010. The base salaries for our named executive officers during 2010 are set forth in the table below.

Name	Title	2010 Salary	% Increase
Dr. F. Raymond Salemme	Chief Executive Officer and President	$350,625	0.00%
Scott M. Horvitz	Chief Financial Officer, Treasurer and Secretary	$251,805	0.00%

        Changes for Fiscal Year 2011—On March 29, 2011, the Committee met to review performance for 2010. Our continued research and development efforts have led us to certain advances within our taste technology platform, including the identification of RP44, an all-natural sweetness enhancer, which we licensed to IFF in June of 2010. However, we recognize the continuing difficult financing environment that has hit the biotechnology sector particularly hard which has required the Company to seek ways to conserve cash. Consequently, the Committee determined not to provide an increase in salary to its named executive officers for 2011. In addition, in order to conserve cash, on March 1, 2011, each of our executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise. The cash amounts due to the executive officers are being accrued for by the Company.

        The 2011 base salaries for our named executive officers are set forth in the table below.

Name	Title	2011 Salary	% Increase
Dr. F. Raymond Salemme	Chief Executive Officer and President	$350,625	0.00%
Scott M. Horvitz	Chief Financial Officer, Treasurer and Secretary	$251,805	0.00%

Annual Bonuses

        In General—As part of their compensation package, our executive officers have the opportunity to earn annual cash incentive awards under our cash bonus program. The bonus program is designed to reward superior executive performance while reinforcing our short-term strategic operating goals. The target awards, based on percentage of base salary were determined at the time the executive was hired. Annual bonus targets as a percentage of salary generally increase with executive rank so that for the more senior executives, a greater proportion of their total cash compensation is contingent upon annual performance. All of our employees are eligible to participate in our cash bonus program.

        Fiscal 2010 Performance Measures and Payouts—Target awards for 2010 ranged from 25% to 40% of base salary for the executive officers and are payable based on the Committee's subjective review of both corporate and individual performance and the achievement of corporate and individual goals. The target bonus for the CEO is allocated 90% for corporate goals and 10% for individual performance. For the other named executive officers, the target bonus is allocated 80% for corporate goals and 20% for individual performance.

        When assessing corporate performance, the Committee reviews how we did overall in achieving our key objectives, varying from year to year, but including financial goals, corporate development and scientific progress. Each factor is given a weight in proportion to the relative level of importance as determined by the Board. As previously mentioned, our continued research and development efforts have led us to certain advances within our taste technology platform, including the identification of RP44, an all-natural sweetness enhancer, which we licensed to IFF in June of 2010. However, the Committee also recognized the difficult financing environment that has hit the biotechnology sector particularly hard which required the Company to seek ways to conserve cash. Consequently, the Committee determined not to provide a 2010 bonus to its named executive officers.

        The table below details fiscal 2010 annual bonus targets and actual bonus amounts.

Name	Title	2010 Target Bonus ($)	2010 Target Bonus (% Salary)	2010 Actual Bonus ($)	2010 Actual Bonus (% Salary)
Dr. F. Raymond Salemme	Chief Executive Officer and President	$140,250	40%	—	0%
Scott M. Horvitz	Chief Financial Officer, Treasurer and Secretary	$75,542	30%	—	0%

Long-Term Incentive Equity Awards

        A significant portion of each named executive officer's compensation is provided in the form of long-term incentive equity awards. The Committee believes that properly structured equity awards are an effective method for aligning the long term interests of our named executive officers with those of our stockholders. All of our employees are eligible to receive long-term incentive awards.

        We provide our named executive officers with long-term incentive equity awards through our Amended and Restated 2007 Omnibus Equity Compensation Plan (the "Equity Plan"), which was approved by our stockholders on March 12, 2007. The Equity Plan is intended to provide us with the means to attract and retain the services of individuals who are essential to our growth and profitability and align the economic interests of those individuals with those of our stockholders. The Equity Plan authorizes us to grant incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards. To date, we have only granted stock options under the Equity Plan.

        All stock options granted to our employees and directors were granted with an exercise price that was no less than the fair market value of a share of our common stock on the date such options were granted. All option grants granted in 2009 typically vested over four years, with one quarter of the shares subject to the stock option vesting on the one year anniversary of the grant date and the remaining shares vesting at the rate of 1/48 of the original grant amount each month thereafter for three years. The Committee determined that this vesting schedule achieves our goal of encouraging the retention and dedication of participants to our growth and success over a long time horizon. All options have a ten year term. Additional information regarding accelerated vesting upon termination of employment or in connection with a change of control is discussed below under "Potential Payments on Termination Or Change of Control."

        We generally make grants at the beginning of the fiscal year, based on Company and individual performance in the prior fiscal year and also upon hiring. As previously mentioned, our continued research and development efforts have led us to certain advances within our taste technology platform, including the identification of RP44, an all-natural sweetness enhancer, which we licensed to IFF in June of 2010. In recognition of this achievement, in 2010, the Committee granted stock options under the Equity Plan to our named executive officers as follows:

Name	Title	Option grant August 19, 2010
Dr. F. Raymond Salemme	Chief Executive Officer and President	300,000
Scott M. Horvitz	Chief Financial Officer, Treasurer and Secretary	200,000

Retirement and Health Insurance Benefits

  Retirement Benefits

        Our named executive officers are eligible to participate in our tax-qualified 401(k) defined contribution plan. The plan is available to all eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under the Internal Revenue Code and its corresponding regulations. The Company offers a matching contribution of 50% of employee contributions up to 6%. The Company, in its discretion, may also make certain other contributions.

        Other Benefits and Perquisites—All employees, including our named executive officers, are eligible to receive standard health, disability and life insurance benefits.

Change of Control and Other Severance Agreements

        The offer letters for each of our named executive officers provide for payments in the event that the executive is terminated by us without cause or by the executive for good reason.

        If the executive's employment is terminated by us without cause or by the executive for good reason, all of the executive's outstanding stock options that would have vested in the 12 month period following the termination of his employment will immediately accelerate and become fully vested. In addition, all of the executive's outstanding stock options will accelerate and become fully vested upon a change of control, without regard to a termination of employment.

        See "Potential Payments on Termination and Change of Control" appearing on page 18 of this annual report on Form 10-K for further information regarding the severance and change of control payments and benefits under the offer letters.

IRC Section 162(m) compliance

        As a result of Section 162(m) of the Internal Revenue Code, publicly traded companies such as us are not allowed a federal income tax deduction for compensation, paid to its CEO and the next three most highly-compensated executive officers (except our CFO), to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. The Equity Plan is structured so that compensation deemed paid to an executive officer in connection with the exercise of a stock option should qualify as performance-based compensation that is not subject to the $1 million limitation. Other awards made under the Equity Plan may or may not so qualify. In establishing the cash and equity incentive compensation programs for the executive officers, it is the Committee's view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, including cash bonus programs tied to the Company's financial performance and restricted stock unit awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Committee's belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to the Company's financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation. However, for the 2010 fiscal year, the total amount of compensation paid by the Company (whether in the form of cash payments or upon the exercise or vesting of equity awards) should be deductible and not affected by the Section 162(m) limitation.

Summary Compensation Table

        The following 2010 Summary Compensation Table provides certain information concerning the compensation earned for services rendered in all capacities to us for the year ended December 31, 2010 for our named executive officers. No other executive officers who would have otherwise been includable in such table on the basis of total compensation for the 2010 fiscal year have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position (a)	Year (b)	Salary($) (c)	Bonus($) (d)	Stock Awards ($) (e)	Option Awards(1) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation(2) ($) (i)	Total ($) (j)
F. Raymond Salemme, Ph.D.	2010	$350,625	—	—	$20,469	—	—	$7,350	$378,444
President and Chief	2009	$350,625	—	—	—	—	—	$7,350	$357,975
Executive Officer	2008	$350,625	—	—	$312,362	—	—	$6,900	$669,887
Scott M. Horvitz	2010	$251,805	—	—	$13,646	—	—	$7,350	$272,801
Chief Financial Officer,	2009	$251,805	—	—	—	—	—	$7,350	$259,155
Treasurer and Secretary	2008	$251,805	—	—	$104,121	—	—	$6,900	$362,826

(1)
The amounts included in this column are the dollar amounts representing the full grant date fair value of each option award calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, "Compensation-Stock compensation," or FASB ASC Topic 718, and do not represent the actual value that may be recognized by the named executive officer upon option exercise. For information on the valuation assumptions used in calculating this amount, see Note 12 to Redpoint's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC.

(2)
For each named executive officer, the amounts shown in this column represent an employer matching contribution to a 401(k) plan.

Grants of Plan-Based Awards

        The following table provides additional information about awards granted to our named executive officers in 2010.

								All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)		Grant Date Fair Value of Stock and Option Awards ($)(1) (l)
		Potential Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards					Exercise or Base Price of Option Awards $/Sh) (k)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
F. Raymond Salemme, Ph.D.	8/19/10								300,000	$0.11	$20,469
Scott M. Horvitz	8/19/10								200,000	$0.11	$13,646

(1)
Represents the grant date fair value under FASB ASC Topic 718 of stock options awarded in 2010. For information regarding assumptions underlying the FASB ASC Topic 718 valuation of equity awards, see Note 12 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Outstanding Equity Awards as of December 31, 2010

        The following table summarizes the equity awards we have made to our named executive officers that have not been exercised and remained outstanding as of December 31, 2010.

	Option Awards(1)					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
F. Raymond Salemme, Ph.D.	1,629,142			$0.15	11/3/2014
	2,132,021	142,135		$0.81	3/12/2017
	546,875	203,125		$0.66	1/31/2018
		300,000		$0.11	8/19/2020
Scott M. Horvitz	58,823			$0.15	12/17/2013
	35,498			$0.15	5/26/2014
	379,786			$0.15	11/3/2014
	53,937			$0.15	11/3/2014
	710,670	47,378		$0.81	3/12/2017
	182,291	67,709		$0.66	1/31/2018
		200,000		$0.11	8/19/2020

(1)
Each stock option grant included in this table that is not fully vested, has a term of 10 years measured from the grant date and vests 25% on the first anniversary of the grant date and 1/48th on a monthly basis thereafter, until all such options are vested on the fourth anniversary of the grant date.

Option Exercises and Stock Vested in 2010 Fiscal Year

        The table disclosing option exercises and the vesting of stock awards during the year is omitted because none of our named executive officers exercised any stock options or had any stock awards vest.

Pension Benefits for 2010 Fiscal Year

        The table disclosing the value of accumulated benefits under and other information concerning defined benefit plans during the year is omitted because we do not have a defined benefit plan for our named executive officers or other employees. The only retirement plan available to our named executive officers in 2010 was our 401(k) plan which is available to all employees.

Nonqualified Deferred Compensation for 2010 Fiscal Year

        The table disclosing contributions to and aggregate earnings under or distributions from nonqualified defined contribution or other deferred compensation plans is omitted because we do not have any such nonqualified deferred compensation plans.

Potential Payments on Termination and Change of Control

        The offer letters for each of our named executive officers provide each officer with certain payments and benefits upon termination of employment in certain circumstances and in connection with a change of control. This section describes these payments and benefits, with amounts based on the assumption that a named executive officer's termination of employment with us occurred on December 31, 2010. The information in this section does not include information relating to payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment. On December 31, 2010, the last reported sale price of our common stock on the OTC Bulletin Board was $0.13 per share. Actual amounts payable would vary based on the date of the named executive officer's termination of employment and can only be finally determined at that time.

        Unless specified otherwise, the information in this section is based upon the terms of the (i) Offer Letter between us and F. Raymond Salemme, dated as of May 25, 2004, and amended on December 19, 2008 ("Dr. Salemme's Letter"); and (ii) Offer Letter between us and Scott M. Horvitz, dated as of June 28, 2004, and amended on December 19, 2008 ("Mr. Horvitz's Letter"). Dr. Salemme's Letter and Mr. Horvitz's Letter are collectively referred to in this section as the "Offer Letters."

  Payments Upon Termination By The Company Without Cause

        The Offer Letters provide each of our named executive officers severance payments and benefits upon termination of their employment by us without cause. We will continue each of our named executive officers' respective base salaries (as in effect at the time of their termination of employment) for twelve months. We will also continue health and dental benefits for a period of twelve months for them and, where applicable, their spouses and dependents. Furthermore, each of the named executive officers will receive an additional twelve months of vesting following the date of their termination of employment with respect to their outstanding stock options. Furthermore, each of the named executive officers will receive an additional twelve months of vesting following the date of their termination of employment with respect to their then-outstanding stock options.

  Payments Upon Resignation By The Executive For Good Reason

        The Offer Letters for Dr. Salemme and Mr. Horvitz provide Dr. Salemme and Mr. Horvitz with severance payments and benefits upon their resignation for good reason. While Dr. Salemme may resign for good reason either before or after a change of control, Mr. Horvitz may resign for good reason only after a change of control. If Dr. Salemme and Mr. Horvitz resign for good reason, they will be entitled to the same payments and benefits that they would receive had their employment been terminated by us without cause. Dr. Salemme and Mr. Horvitz will have good reason to resign if there is: (i) a material diminution in their responsibilities, duties or authority as provided in their respective Offer Letters; (ii) a material diminution in their base compensation without their consent; (iii) a relocation of our executive offices or their principal place of employment by more than forty miles from its current location without their consent; or (iv) any other action or inaction that constitutes a material breach by us of any provision of their Offer Letters.

  Payments Upon Termination For Cause or Without Good Reason

        The Offer Letters do not provide our named executive officers with any payments or other benefits in the event of their termination of employment by us for cause, for Dr. Salemme and Mr. Horvitz only, their resignation without good reason. A termination for cause under the Offer Letters generally would result from an executive's: (i) engagement in intentional misconduct that materially harms us, (ii) conviction of a felony, (iii) act of fraud against us or willful material misappropriation of our property, (iv) material breach of the confidentiality, nondisclosure, noncompetition and invention assignment agreement between the executive and us, and (v) willful disregard of the executive's material duties despite adequate warnings from the Board.

  Payments Upon A Change Of Control

        Upon a change of control, the Offer Letters provide that all outstanding stock options held by our named executive officers will become fully vested, without regard to a termination of employment. A change of control includes (i) the acquisition of our company by merger, (ii) the sale of all or substantially all of our assets, (iii) the purchase of fifty percent or more of our voting securities, or (iv) any other reorganization resulting in a change of fifty percent or more in the ownership of our outstanding voting securities.

        The following table summarizes the amounts payable to each of our named executive officers based on the items described above with respect to each of the events set forth in the table.

	Without Cause	Good Reason	Upon Change of Control
F. Raymond Salemme, Ph.D.
Salary Continuation	$350,625	$350,625	—
Benefits Continuation	$31,139	$31,139	—
Option Acceleration(1)	$2,000	$2,000	$2,000
Total	$383,764	$383,764	$2,000
Scott M. Horvitz
Salary Continuation	$251,805	$251,805	—
Benefits Continuation	$31,139	$31,139	—
Option Acceleration(1)	$1,333	$1,333	$1,333
Total	$284,277	$284,277	$1,333

Employment Agreements

        During 2010, our named executive officers were employed pursuant to offer letters with us. Each offer letter specifies, among other things, the named executive officer's initial base salary, bonus opportunity, entitlement to participate in our benefits plans and post-termination benefits and obligations. The post-termination benefits are described in the section entitled "Potential Payments on Termination and Change of Control" appearing on page 18 of this annual report on Form 10-K.

        Dr. F. Raymond Salemme has been employed by us as our Chief Executive Officer pursuant to an offer letter, dated May 25, 2004. Dr. Salemme's offer letter was subsequently amended on December 19, 2008 to comply with the requirements of section 409A of the Internal Revenue Code. Dr. Salemme's offer letter provides for a monthly base salary. Dr. Salemme's current monthly salary is $29,219, or $350,625 on an annual basis. Pursuant to his offer letter, Dr. Salemme is also eligible for certain other benefits paid for by us, including, among other things, annual bonuses of up to 40% of his base salary, long-term incentive compensation and health care insurance coverage. Dr. Salemme's employment is "at will" and not for any specified period of time. Pursuant to the terms of his offer letter, if we terminate his employment without cause or if he terminates his employment for good reason, Dr. Salemme will be entitled to receive his monthly salary, medical and dental benefits and the vesting of his then-outstanding stock options for 12 months. If we terminate his employment for cause, Dr. Salemme will not be entitled to any subsequent payments. Dr. Salemme's offer letter required his execution of our standard confidentiality, nondisclosure, noncompetition and invention assignment agreement.

        Scott M. Horvitz has been employed by us as our Chief Financial Officer pursuant to an offer letter, dated June 28, 2004. Mr. Horvitz's offer letter was subsequently amended on December 19, 2008 to comply with the requirements of section 409A of the Internal Revenue Code and to provide Mr. Horvitz with severance payments and benefits upon his resignation for good reason following a change of control. Mr. Horvitz's offer letter, provides for a monthly base salary. Mr. Horvitz's current monthly salary is $20,984, or $251,805 on an annual basis. Pursuant to his offer letter, Mr. Horvitz is also eligible for certain other benefits paid for by us, including, among other things, annual bonuses of up to 30% of his base salary, long-term incentive compensation and health care insurance coverage. Mr. Horvitz's employment is "at will" and not for any specified period of time. Pursuant to the terms of his offer letter, if we terminate his employment without cause or if he terminates his employment for good reason after a change of control, Mr. Horvitz will be entitled to receive his monthly salary, medical and dental benefits and the vesting of his then-outstanding stock options for 12 months. If we terminate his employment for cause, Mr. Horvitz will not be entitled to any subsequent payments. Mr. Horvitz's offer letter required his execution of our standard confidentiality, nondisclosure, noncompetition and invention assignment agreement.

Compensation Committee Interlocks and Insider Participation

        Except for Dr. Salemme, none of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or compensation committee. None of the members of our compensation committee has ever been our employee or one of our officers.

Compensation Committee Report

        The information contained in this report shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, referred to herein as the Exchange Act, except to the extent that Redpoint Bio Corporation specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

        The Committee is responsible for evaluating and approving the compensation for the named executive officers. Management has primary responsibility for our financial statements and reporting process, including the disclosure of executive compensation. The Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. The Committee is satisfied that the Compensation Discussion and Analysis fairly represents the objectives and actions of the Committee. The Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

Submitted by: The Compensation Committee of the Board of Directors
Robert Chefitz, Chairman Allen Bloom, Ph.D. Leif Kjaergaard, Ph.D.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

        The following table provides information with respect to all of our compensation plans under which equity compensation is authorized as of December 31, 2010.

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

(1)
Consists of the Redpoint Bio Corporation Amended and Restated 2007 Omnibus Equity Compensation Plan.

PRINCIPAL STOCKHOLDERS

        The following table and notes thereto set forth information with respect to the beneficial ownership of shares of our common stock as of March 23, 2011 (except as otherwise indicated below) by (i) each of our directors and director nominees, (ii) each of our executive officers, (iii) our directors and executive officers as a group, and (iv) each person known to be the beneficial owner of five percent (5%) or more of our common stock. This information is based upon information furnished to us by each such person and/or based upon public filings with the Securities and Exchange Commission.

        The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

        Unless otherwise specified, the address of each of the persons set forth below is in care of Redpoint Bio Corporation, 7 Graphics Drive, Ewing, New Jersey 08628.

Beneficial Ownership as of March 23, 2011
Name and Address of Beneficial Owner	Number of Shares(1)		Percentage of Common Stock(2)
Directors and Executive Officers
F. Raymond Salemme, Ph.D.	5,043,026	(3)	5.97%
Scott M. Horvitz	1,579,217	(4)	1.94%
Robert Chefitz	3,997,118	(5)	5.01%
Leif Kjaergaard, Ph.D.	25,000	(6)	*
Allen Bloom, Ph.D.	105,000	(7)	*
Irwin Scher, M.D.	100,000	(8)	*
Richard P. Shanley, CPA	110,000	(9)	*
All current directors and executive officers as a group (7 persons)(9)	10,959,361	(10)	12.71%
5% Stockholders
Cargill, Incorporated	7,268,474	(11)	9.10%
15407 McGinty Road
West Wayzata, Minnesota 55391
Danisco Venture A/S	5,643,143	(12)	7.06%
Langebrogade 1, DK-1001
Copenhagen K, Denmark
NJTC Venture Fund SBIC, L.P.	3,997,118	(13)	5.00%
1001 Briggs Road, Suite 280
Mt. Laurel, New Jersey 08054
S.R. One, Limited	7,455,689	(14)	9.33%
c/o GlaxoSmithKline
One Franklin Plaza
Philadelphia, Pennsylvania
F. Raymond Salemme, Ph.D.	5,043,026	(3)(3)	5.97%
1970 Timber Lakes Drive
Yardly, PA 19067

*
Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

(2)
Based on 79,914,789 shares of our common stock issued and outstanding as of March 23, 2011.

(3)
Consists of 530,353 shares of our common stock and 4,512,673 shares underlying options that are exercisable within 60 days of March 23, 2011.

(4)
Consists of 90,000 shares of our common stock and 1,489,217 shares underlying options that are exercisable within 60 days of March 23, 2011.

(5)
Consists of 3,997,118 shares of our common stock owned by NJTC Venture Fund SBIC, L.P. The reporting person is a General Partner of NJTC Venture Fund SBIC, L.P. and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(6)
Consists of 25,000 shares of underlying options that are exercisable within 60 days of March 23, 2011.

(7)
Consists of 5,000 shares of our common stock and 100,000 shares underlying options that are exercisable within 60 days of March 23, 2011.

(8)
Consists of 100,000 shares underlying options that are exercisable within 60 days of March 23, 2011.

(9)
Consists of 10,000 shares of our common stock and 100,000 shares underlying options that are exercisable within 60 days of March 23, 2011.

(10)
Total number of shares includes common stock held by entities affiliated with directors and executive officers.

(11)
Consists of 7,268,474 shares of our common stock.

(12)
Consists of 5,643,143 shares of our common stock.

(13)
Consists of 3,997,118 shares of our common stock owned by NJTC Venture Fund SBIC, L.P. NJTC Venture Fund SBIC, L.P. is a New Jersey limited partnership of which James Gunton, Robert Chefitz and Joseph Falkenstein are general partners. As a result, each of the foregoing persons may be deemed to be a beneficial holder of the shares of common stock and warrants held of record by NJTC.

(14)
Consists of 7,455,689 shares of common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        See "Executive Compensation" and "Director Compensation" above for a discussion of director compensation, executive compensation and our named executive officers' employment agreements, including the Confidential Separation Agreement and General Release the Company entered into with Scott A. Siegel, Ph.D., on February 26, 2009, and the Separation of Employment Agreement and General Release the Company entered into with Robert W. Bryant, Ph.D., on January 9, 2009.

        Under NASDAQ rules, a Director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Our Board of Directors has determined that with the exception of Dr. Salemme, who serves as our President and Chief Executive Officer, none of our directors has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director and that each of these Directors is an "independent director" as defined under Rule 5605(a)(2) of the NASDAQ Stock Market Marketplace Rules.

Review and Approval of Related Party Transactions

        Our Board has adopted written policies and procedures for the review, approval or ratification of transactions involving the Company and any executive officer, director, director nominee, 5% stockholder and certain of their immediate family members (each of whom we refer to as a "related person"). The policy and procedures cover any transaction involving more than $120,000 with a related person (a "related person transaction") in which the related person has a material interest and which does not fall under an explicitly stated exception set forth in the applicable disclosure rules of the SEC.

        Any proposed related person transaction must be reported to the Company's Chief Financial Officer. The policy calls for the transaction to be reviewed and, if deemed appropriate, approved by the Audit Committee. The transaction should be approved in advance whenever practicable. If not practicable, the Audit Committee will review, and may, if deemed appropriate, ratify the related person transaction. The policy also permits the chairman of the Audit Committee to approve related person transactions that arise between committee meetings, subject to ratification by the Audit Committee at its next meeting. Any related person transaction that is ongoing in nature will be reviewed annually.

        A related person transaction will be considered approved or ratified if it is authorized by the Audit Committee or chairman after full disclosure of the related person's interest in the transaction. The transaction may be approved or ratified only if the Audit Committee determines that the transaction is not inconsistent with the Company's best interests. In considering related person transactions, the Audit Committee will consider any information considered material to investors and the following factors:

  •
  the related person's interest in the transaction;

  •
  the approximate dollar value of the transaction;

  •
  whether the transaction was undertaken in the ordinary course of our business;

  •
  whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and

  •
  the purpose and potential benefit to us of the transaction.

The policy provides that transactions involving the compensation of our executive officers will be reviewed and approved by the Audit Committee or our Board, in accordance with the Audit Committee's charter.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following table summarizes the aggregate fees billed for professional services rendered to us by KPMG LLP, our independent registered public accounting firm, in fiscal years 2009 and 2010. A description of these fees and services follows the table.

	2009	2010
Audit Fees	$200,000	$200,000
Audit-related Fees	—	—
Tax Fees	$12,500	$29,635
All Other Fees	—	—

Total	212,500	$229,635

Audit Fees

        Fees for 2010 and 2009 audit services included fees associated with the annual audit of our financial statements and the interim reviews of Redpoint's quarterly reports on Form 10-Q, notwithstanding when the fees were billed or rendered.

Audit-Related Fees

        There were no audit-related fees for either 2010 or 2009.

Tax Fees

        For 2010 and 2009, the tax fees were related to tax consulting, tax compliance, tax return preparation and tax planning services.

All Other Fees

        There were no fees for the category "All Other Services" in 2010 and 2009.

        The Audit Committee has considered whether the provision of these services by KPMG LLP is compatible with maintaining the independence of KPMG LLP. Further, all of the services provided by KPMG LLP in 2010 were approved in advance in accordance with the Audit Committee's pre-approval policies and procedures described below. The Audit Committee did not rely on the waiver of pre-approval procedures permitted with respect to de minimus non-audit services under the applicable rules of the SEC for its approval of any of the services provided by KPMG LLP since their appointment as Redpoint's independent registered public accounting firm in May 2007.

Pre-Approval Policies and Procedures

        The Audit Committee has adopted policies and procedures relating to the pre-approval of all audit and non-audit services to be provided by our independent registered public accounting firm. Under these policies and procedures, the Audit Committee approves in advance the provision of services and fees for such services that are specifically identified in the independent registered public accounting firm's annual engagement letter for the audits and reviews, in management's annual budget relating to services to be provided by the independent registered public accounting firm and any amendments to the annual budget reflecting additional services to be provided by or higher fees of the independent registered public accounting firm. All other services to be provided by the independent registered public accounting firm are pre-approved by the Audit Committee as they arise. The Chairman of the Audit Committee has been delegated authority to pre-approve services in accordance with these policies and procedures. The Chairman is to report any such approval of services to the Audit Committee at its next meeting. The Audit Committee considers, among other things, whether the provision of such audit or non-audit services is consistent with applicable regulations regarding maintaining auditor independence, whether the provision of such services would impair the independent registered public accounting firm' independence and whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May, 2011.

REDPOINT BIO CORPORATION
By:	/s/ F. RAYMOND SALEMME, PH.D. F. Raymond Salemme, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. RAYMOND SALEMME F. Raymond Salemme	President, Chief Executive Officer and Director (Principal Executive Officer)	May 12, 2011
/s/ SCOTT HORVITZ Scott Horvitz	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	May 12, 2011
/s/ ALLEN BLOOM Allen Bloom	Director	May 12, 2011
/s/ ROBERT CHEFITZ Robert Chefitz	Director	May 12, 2011
/s/ LEIF KJAERGAARD Leif Kjaergaard	Director	May 12, 2011
/s/ IRWIN SCHER Irwin Scher	Director	May 12, 2011
/s/ RICHARD SHANLEY Richard Shanley	Director	May 12, 2011

EXHIBIT INDEX

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).*

*
Filed herewith.