Form 10-Q
period 2011-03-31
Redpoint Bio CORP
filed 2011-05-16
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of May 13, 2011 was 79,914,789.

REDPOINT BIO CORPORATION

i

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$1,082,999	$553,279
Prepaid expenses and other current assets	72,200	285,159
Total current assets	1,155,199	838,438
Property and equipment, net	337,297	247,219
Other assets	299,498	44,749
Total assets	$1,791,994	$1,130,406
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$422,100	$706,982
Accounts payable	954,275	1,101,982
Accrued expenses	171,124	174,196
Accrued compensation	—	16,734
Total current liabilities	1,547,499	1,999,894
Long-term debt	351,742	—
Total liabilities	1,899,241	1,999,894
Commitments (Note 8)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,846,893 shares at December 31, 2010 and issued and outstanding 79,914,789 shares at March 31, 2011	7,985	7,991
Additional paid-in-capital	56,687,893	56,812,814
Deficit accumulated during development stage	(56,803,125)	(57,690,293)
Total stockholders’ equity	(107,247)	(869,488)
Total liabilities and stockholders’ equity	$1,794,994	$1,130,406

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		August 16, 1995 (Inception) to
	2010	2011	March 31, 2011
Research and grant revenue	$—	$—	$13,574,481
Operating expenses:
Research and development	849,304	625,930	37,735,677
General and administrative	928,847	646,480	29,453,510
Total operating expenses	1,778,151	1,272,410	67,189,187
Operating loss	(1,778,151)	(1,272,410)	(53,614,706)
Interest income	10,270	11	1,671,662
Interest expense	(46,766)	(25,495)	(3,832,370)
Loss before income taxes	(1,814,647)	(1,297,894)	(55,775,414)
Income tax benefit	101,306	410,726	1,498,010
Net loss	(1,713,341)	(887,168)	$(54,277,404)
Basic and diluted net loss per common share	$(0.02)	$(0.01)
Weighted average of shares outstanding	79,838,693	79,878,976

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		August 16, 1995 (Inception) to March 31,
	2010	2011	2011
Cash flows from operating activities:
Net loss	$(1,713,341)	$(887,168)	$(54,277,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100,998	90,078	3,132,983
Amortization of discounts and premiums on marketable securities	—		(473,654)
Options, warrants and stock issued for services and dilution provisions	143,098	118,344	4,844,057
Beneficial conversion feature	—	—	1,228,565
Amortization of discount on convertible notes	—	—	899,935
Amortization of deferred financing costs	3,279	3,279	179,039
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Changes in assets and liabilities:
Prepaid expenses and other assets	117,721	38,511	(620,251)
Accounts payable	(178,592)	147,707	1,410,438
Accrued expenses and accrued compensation	142,496	19,806	322,540
Net cash used in operating activities	(1,384,341)	(469,443)	(42,856,079)
Cash flows from investing activities:
Maturity and sale of marketable securities	—	—	(46,513,341)
Purchases of marketable securities	—	—	46,986,994
Purchases of property and equipment	—	—	(3,380,219)
Net cash used in investing activities	—	—	(2,906,566)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	3,614,710
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(89,339)	(66,860)	(2,960,185)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	—	6,583	182,659
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	(89,339)	(60,277)	46,315,924
Net increase (decrease) in cash and cash equivalents	(1,473,680)	(529,720)	553,279
Cash and cash equivalents, beginning of period	5,557,367	1,082,999	—
Cash and cash equivalents, end of period	$4,083,687	$553,279	$553,279
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of notes payable and accrued interest to preferred stock	$	$	$1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297
Accretion of preferred stock	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	33,915	15,308	804,202

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the Business, Liquidity and Basis of Presentation

Description of the Business and Liquidity

Redpoint Bio is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. We are focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. Enhancing sweet and salty flavors in food and beverage products can lead to reduction in added sugar and salt.  We believe that the development of healthier and more tasteful foods and beverages presents an important opportunity to improve the overall health of the world’s population since many modern diseases are related to excess dietary sugar and salt.

In June 2009, we announced that we had identified an all-natural sweetness enhancer, RP44. RP44 is Reb-C (rebaudioside C) a component of the stevia plant. Extracts of the leaves of the stevia plant have been extensively used as sweeteners for decades.  Although certain components of the stevia leaf can be used as sweeteners, RP44 is not sweet and contributes no taste or calories of its own when used in small quantities in combination with caloric sweeteners like sucrose (table sugar) fructose and high-fructose corn syrup.  Instead, it works as a sweetness enhancer amplifying the existing sugary sweetness in a food or beverage so that less sweetener is required, while retaining the “clean sweet taste” that is associated with sugar.  We believe RP44 can provide an all-natural solution to reducing the amount of calories in sweetened foods and beverages while retaining the taste that consumers desire.

In June 2010, we entered into a license and commercialization agreement with International Flavors and Fragrances, Inc., or IFF, a global leader in the food and beverage industry, covering the commercialization of RP44. In October 2010, IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS).

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2011. As of  March  31, 2011, the Company had an accumulated deficit of $57.7 million and anticipates incurring additional losses for the foreseeable future. The Company will need to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through March 31, 2011, substantially all of the Company’s revenue has been derived from corporate collaborations, license agreements, and government grants. The Company expects that substantially all of its cash-flow for the foreseeable future will come from future corporate collaborations, equity financings and license agreements. However, there can be no assurance that the Company will enter into any future corporate collaborations, equity financings or license agreements. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through future collaborations. Redpoint had approximately $0.6 million of cash and cash equivalents at March 31, 2011.  In addition, in April 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of approximately $0.3 million.  Certain of the property and equipment that was sold were used for collateral for the Company’s Loan and Security Agreement with a finance company (see note 5).  Of the total net proceeds received from the auction sale, approximately $85,000 was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest.   In addition, on May 10, 2011, the Company received notice from its landlord that the Company was in violation of its facility lease for failure to pay rent, in the amount of $89,040, as required under the lease.  As of the date of this filing, the Company had approximately $0.5 million of cash and cash equivalents.  The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through June 2011, which raises substantial doubt that its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is actively seeking corporate collaborations and licensing agreements from various strategic partners as well as debt or equity financings to enhance the Company’s liquidity position.

The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. For the Company to fund its operations and to commercially develop its products, additional corporate collaborations, equity and/or debt financing will be required before June 2011. There is no assurance that such collaborations or financing will be available to the Company as needed, and as a result, it may need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve positive operating cash flow in the future, including possibly the surrender of its rights to some technologies or product opportunities, delaying its clinical trials or curtailing or ceasing operations.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to the 2010 financial statements and footnotes thereto of Redpoint included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2010 and March 31, 2011, cash and cash equivalents include amounts invested in money market accounts.

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

Multiple element arrangements are analyzed to determine whether the deliverables, which often include license and performance obligations, such as research and development services, can be separated or whether they must be accounted for as a single unit of accounting. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. However, if the elements are considered to either (i) not have stand-alone value, or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and all of the payments recognized as revenue over the estimated period of when the performance obligations are performed.  Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Significant management judgment is required in determining the period over which we are expected to complete our performance obligations under an arrangement.

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

(g) Impairment of Long-Lived Assets

We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used in measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company has not recorded any impairment charges pursuant to our review of long-lived assets.

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

(j) Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Stock options and warrants to purchase an aggregate of 13,308,397 and 16,649,823 common shares were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2011 and 2010, respectively.  In all periods presented, our diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(k) Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2010 and March 31, 2011, the carrying values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

(l) Recent Accounting Pronouncements

In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This guidance became effective for us beginning on January 1, 2011 and did not have a significant impact on the Company’s interim financial statements.

(m) Comprehensive Income (Loss)

We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.  There was no other comprehensive income (loss) recorded during the three months ended March 31, 2011 and 2010.

4. Accrued Expenses and Accrued Compensation

Accrued expenses consisted of the following:

	December 31, 2010	March 31, 2011
Professional fees	$85,324	$75,720
Deferred rent	73,138	75,664
Other	12,662	22,812
	$171,124	$174,196

Effective March 1, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Accrued compensation of $16,734 which is included as a separate line item on the Company’s balance sheet at March 31, 2011 consists of the cash amounts due to the Company’s executive officers as a result of the deferral of salaries.

5. Debt — Master Security Agreements

In September 2008, the Company entered into a Loan and Security Agreement with a finance company that provided for borrowings of up to $2,000,000 to be used for the purchase of certain equipment and for working capital purposes.  During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement.  As of December 31, 2010 and March 31, 2011, $773,842 and $706,982, respectively, was outstanding under the Loan and Security Agreement. Amounts borrowed are evidenced with a promissory note, are repayable in equal monthly payments over 48 months, and are collateralized by the purchased equipment.  The note bears interest of 12.1%.  The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred.

The scheduled maturities related to the outstanding amounts borrowed under the Loan and Security Agreement at March 31, 2011 were as follows:

2011	355,240
2012	351,742
$706,982

Interest expense on notes payable for the three months ended March 31, 2010 and 2011 was $33,734 and $22,216, respectively.

During the three months ended March 31, 2011, certain scheduled repayments of amounts outstanding under the Loan and Security Agreement were not made.  Based on the terms of the Loan and Security Agreement, this was considered an Event of Default (as defined in the Loan and Security Agreement) and the finance company had the option to declare all amounts outstanding immediately due and payable.  As a result, the amounts outstanding under the Loan and Security Agreement were classified as a current liability at March 31, 2011.  In April 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement.  Accordingly, approximately $85,000 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  Further, on May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.

6. Stockholders’ Equity

(a) Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of March 31, 2011, none of the Company’s existing agreements contain dilution protection provisions.

(b) Warrants

As of March 31, 2011, the Company had the following warrants to purchase Common Stock outstanding:

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

The following is a summary of stock option activity under the Plan during the three months ended March 31, 2011:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2010	9,569,260	$0.45
Granted	—	—
Exercised	(67,896)	0.10
Forfeited/Cancelled	(120,912)	0.79
Outstanding at March 31, 2011	9,380,452	$0.45	5.28	$—

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. As of March 31, 2011, there were 7,120,901 shares of common stock available for grant under the 2007 Plan.

The Company recognized $143,098 and $118,344 of stock-based compensation expense related to stock options for the three months ended March 31, 2010 and 2011, respectively.  As of March 31, 2011, there was approximately $137,690 of unrecognized compensation expense related to unvested stock options granted to employees and directors, which is expected to be recognized over a weighted average period of 1.7 years.

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

7.  Research and Development Collaboration

International Flavor & Fragrances.  In June 2010, the Company entered into a License and Commercialization Agreement (the “IFF Agreement”) with International Flavors & Fragrances Inc., (“IFF”), for the development, manufacture, use and commercialization of RP44, the Company’s all-natural sweetness enhancer.  Under the terms of the IFF Agreement, IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, Redpoint received an upfront payment of $0.5 million and became eligible to receive two milestone payments of $0.5 million each contingent upon certain criteria regarding supply and regulatory approval. In addition, Redpoint will receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will assume responsibility for the regulatory process and for costs associated with prosecuting and maintaining Redpoint’s intellectual property covering RP44.  The upfront payment of $0.5 million was recognized as revenue on the effective date (June 29, 2010) of the IFF Agreement as the Company has no future performance obligations under the IFF Agreement. The Company received the upfront payment in July 2010.  In October 2010, RP44 was determined to be Generally Recognized As Safe (GRAS), triggering the $0.5 million regulatory approval milestone payment which was recognized as revenue in the fourth quarter of 2010.  The Company will bill and record the remaining supply milestone payment as revenue when and if such event is achieved.

8.  Commitments

Leases

Future minimum lease payments as of March 31, 2011 are as follows:

Year Ending December 31,	Amount
2011	763,344
2012	845,915
2013	852,230
2014	858,672
2015	865,243
Thereafter	1,172,854
$5,358,258

On May 10, 2011, the Company received notice from its landlord that the Company was in violation of its facility lease for failure to pay rent, in the amount of $89,040 as required under the lease.

9.             Income Taxes

During the three months ended March 31, 2011, and the Company sold $5,268,454 of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $410,726 recorded in the Company’s Statement of Operations.

During the three months ended March 31, 2010, and the Company sold $112,562 of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $101,306 recorded in the Company’s Statement of Operations.

The Company applies the provisions of FASB Accounting Standards Codification 740-10 “Accounting for Uncertainty in Income Taxes” (ASC 740-10), which clarifies the accounting and disclosure for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. ASC 740-10 also provides guidance on the recognition and classification of interest and penalties in an entity’s financial statements. The Company’s policy is to recognize potential accrued interest and penalties related to income tax matters in income tax expense. As of March 31, 2011, the Company determined that it had no liability for uncertain income tax matters as prescribed by ASC 740-10.  Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.

10.          Subsequent Events

In April 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of approximately $347,000.  The Company will record a gain on sale of these assets of approximately $200,000 in the second quarter of 2011.  Certain of the items sold were used for collateral for the Loan and Security Agreement (see note 5).

Accordingly, approximately $85,000 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $635,000 as of May 10, 2011.  Based on the proceeds received for the items that were sold, there were no indications of impairment of the Company’s property and equipment at March 31, 2011.

On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company relating to the amounts borrowed under the Loan and Security Agreement (see note 5), whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.   The Company will record this transaction and resulting gain during the second quarter of 2011.

On May 10, 2011, the Company received notice from its landlord that the Company was in violation of its facility lease for failure to pay rent, in the amount of $89,040, as required under the lease.

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

Overview

Redpoint Bio is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. We are focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. Enhancing sweet and salty flavors in food and beverage products can lead to reduction in added sugar and salt.  We believe that the development of healthier and more tasteful foods and beverages presents an important opportunity to improve the overall health of the world’s population since many modern diseases are related to excess dietary sugar and salt.

In June 2009, we announced that we had identified an all-natural sweetness enhancer, RP44. RP44 is Reb-C (rebaudioside C) a component of the stevia plant. Extracts of the leaves of the stevia plant have been extensively used as sweeteners for decades.  Although certain components of the stevia leaf can be used as sweeteners, RP44 is not sweet and contributes no taste or calories of its own when used in small quantities in combination with caloric sweeteners like sucrose (table sugar) fructose and high-fructose corn syrup.  Instead, it works as a sweetness enhancer amplifying the existing sugary sweetness in a food or beverage so that less sweetener is required, while retaining the “clean sweet taste” that is associated with sugar.  We believe RP44 can provide an all-natural solution to reducing the amount of calories in sweetened foods and beverages while retaining the taste that consumers desire.

Recognizing the attractiveness of “natural” compounds for food applications, we have developed a novel strategy to identify natural substances that may be effective as taste enhancers. This strategy led to our discovery of the sweetness enhancement properties of RP44. The basic strategy involves sourcing both natural compounds and natural product compound libraries, and then screening these compounds using our proprietary, computer controlled, operant animal model system termed the Microtiter Operant Gustometer, or MOG. We believe that our unique technology platform could lead to additional opportunities for discovering novel natural flavorings and flavor enhancers, to help meet increasing consumer demand for more healthful foods and beverages.

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2011. As of March 31, 2011, the Company had an accumulated deficit of $57.7 million and anticipates incurring additional losses for the foreseeable future. The Company will need to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through March 31, 2011, substantially all of the Company’s revenue has been derived from corporate collaborations, license agreements, and government grants. The Company expects that substantially all of its cash-flow for the foreseeable future will come from future corporate collaborations, equity financings and license agreements. However, there can be no assurance that the Company will enter into any future corporate collaborations, equity financings or license agreements. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through future collaborations. Redpoint had approximately $0.6 million of cash and cash equivalents at March 31, 2011.  In addition, in April 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of approximately $0.3 million.  Certain of the property and equipment that was sold were used for collateral for the Company’s Loan and Security Agreement with a finance company.  Of the total net proceeds received from the auction sale, approximately $85,000 was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest.   In addition, on May 10, 2011, the Company received notice from its landlord that the Company was in violation of its facility lease for failure to pay rent, in the amount of $89,040, as required under the lease.  As of the date of filing, the Company had approximately $0.5 million of cash and cash equivalents.  The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through June 2011, which raises substantial doubt that its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is actively seeking corporate collaborations and licensing agreements from various strategic partners as well as debt or equity financings to enhance the Company’s liquidity position.

Since inception, we have used $42.9 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through March 31, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $11.4 million, government grants totaling $2.0 million, and capital equipment and working capital financing totaling $3.6 million.

The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. For the Company to fund its operations and to commercially develop its products, additional corporate collaborations, equity and/or debt financing will be required before June 2011. There is no assurance that such collaborations or financing will be available to the Company as needed, and as a result, it may need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve positive operating cash flow in the future, including possibly the surrender of its rights to some technologies or product opportunities, delaying its clinical trials or curtailing or ceasing operations.

Through March 31, 2011, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through future collaborations.

Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%. As of March 31, 2011, we had 9 full time employees, and as of May 1, 2011 we had 6 full time employees. We may need to make further reductions in our expenses.

In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, we received an upfront payment of $0.5 million and we became eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding regulatory approval and supply. In October 2010, IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS), triggering the $0.5 million regulatory approval milestone payment which was received in 2010. We have not yet achieved the supply milestone. In addition, we are eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will continue to be responsible for the regulatory process and for costs associated with prosecuting and maintaining our intellectual property covering the sweetness enhancer.

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

In March 2011, IFF entered into an agreement with GLG Life Tech Corporation, or GLG, a global leader in the supply of high purity stevia extracts, to develop the extraction capability for high grade Reb C extract for use by IFF as a sweetness enhancer.  If the development is successful, IFF and GLG have negotiated preliminary heads of terms for a supply agreement, including exclusive supply to IFF for high-purity Reb C for use as a sweetness enhancer.  Although Reb C is currently derived from material found in the side stream of the Reb A production process there can be no assurance that it can be produced in large scale on an economically viable basis.

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

Previously our programs focused on the modulation of the TRPm5 ion channel, a key signaling element in taste sensation, in order to discover novel compounds that modulate the taste of food and beverage products. The TRPm5 ion channel is a member of a larger class of related TRP (Transient Receptor Potential) ion channels that are involved in the sensation of heat, cold, and spicy compounds. The TRPm5 ion channel was originally identified as an important component of taste signaling circuits responsible for sensing sweet, savory, and bitter compounds on the tongue. Recently, an emerging body of scientific evidence has suggested that the TRPm5 channel is also found in the pancreas and gastrointestinal tract, suggesting a potential role in the regulation of metabolism and satiety. We had initiated a program to leverage the research we had conducted on the discovery of modulators of the TRPm5 ion channel to explore opportunities for the discovery of new diabetes therapeutics.  However, in order to focus our limited resources on the further development of our MOG technology we are no longer pursuing our TRPm5 discovery program for either taste modulators or pharmaceutical products.

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

In June 2010, we entered into a License and Commercialization Agreement with IFF, or the IFF Agreement, for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. Our strategy also includes partnering with other major ingredient suppliers, or food and beverage companies, to utilize our technology to discover new all-natural sweetness enhancers, sweeteners and salt enhancers.

Research and Development

Our research and development expenses consist primarily of internal costs associated with our taste modulator and diabetes research programs as well as amounts paid to third parties to conduct research on our behalf. However, in order to focus our limited resources on the further development of our taste modulator technology we are no longer pursuing our diabetes research program. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies. We charge research and development costs to operations as incurred.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related benefit expenses for business development, financial, legal and other administrative functions. In addition, we incur external costs for professional fees for legal, patent, accounting and investor relations services.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Research and Grant Revenue.  For the three months ended March 31, 2011 and 2010 we did not record any revenue.  As of March 31, 2011, the Company does not have any current sources of revenue.

Research and Development Expenses.  Our research and development expenses were $0.6 million for the three months ended March 31, 2011 compared to $0.8 million for the three months ended March 31, 2010.  The decrease in expenses was primarily attributable to reductions in laboratory supplies and services provided by contract research organizations. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $0.6 million for the three months ended March 31, 2011 compared to $0.9 million for the three months ended March 31, 2010.  The decrease in expense was primarily attributable to reduced expenditures associated with professional fees.

Interest Income.  Interest income was a nominal amount for the three months ended March 31, 2011 and the three months ended March 31, 2010.

Interest Expense.  Interest expense decreased slightly for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In September 2008, we entered into a Loan and Security Agreement that provided for borrowings of up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which may be used for general corporate working capital purposes. As of March 31, 2011, we have an outstanding balance of $0.7 million pursuant to the Loan and Security Agreement.  The interest expense for both periods primarily related to the outstanding borrowings  under the Loan and Security Agreeement.

Income Tax Benefit.  During the three months ended March 31, 2011, the Company sold $5,268,454 of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $410,726 recorded in the Company’s Statement of Operations.  During the three months ended March 31, 2010, the Company sold $112,562 of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $101,306 recorded in the Company’s Statement of Operations.

Liquidity and Capital Resources

We believe that our current capital resources are only sufficient to meet our operating and capital requirements through June 2011, which raises substantial doubt about our ability to continue as a going concern. We are actively seeking additional corporate collaborations, equity investments from third parties and license agreements from various strategic partners to enhance our liquidity position.  However, there can be no assurance that we will enter into any future corporate collaborations, equity investments or license agreements.  Without additional funding, we will cease operations.

At March 31, 2011, we had cash and cash equivalents of $0.6 million. In addition, in April 2011, we sold a portion of our property and equipment through an auction process and received cash proceeds of approximately $0.3 million.  In addition, in order to conserve cash, on March 1, 2011, each of our executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors  determines otherwise.  The cash amounts due to the executive officers are being accrued for by the Company.

Since inception, we have used $42.9 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through March 31, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $11.4 million, government grants totaling $2.0 million, and capital equipment and working capital financing totaling $3.6 million.

In September 2008, we entered into a Loan and Security Agreement with CIT Healthcare LLC that provided for borrowings of up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which could have been used for general corporate working capital purposes. During 2008, we borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital. As of March 31, 2011, we had approximately $0.7 million of debt outstanding under such facility. The Loan and Security Agreement contains certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricts the Company’s ability to borrow additional money and also enables the finance company to request full repayment of the loan if such a change has occurred. During the three months ended March 31, 2011, certain scheduled repayments of amounts outstanding under the Loan and Security Agreement were not made.  Based on the terms of the Loan and Security Agreement, this was considered an Event of Default (as defined in the Loan and Security Agreement) and the finance company had the option to declare all amounts outstanding immediately due and payable.  As a result, the amounts outstanding under the Loan and Security Agreement were classified as a current liability at March 31, 2011.  In April 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement.  Accordingly, approximately $85,000 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  Further, on May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.  The Company will record this transaction and resulting gain during the second quarter of 2011.

We expect that substantially all of our cash-flow for the foreseeable future will come from future corporate collaborations, equity financings or license agreements. However, there can be no assurance that we will enter into any future corporate collaborations, equity financings or license agreements. We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility. For us to fund our operations and to commercially develop our products, additional corporate collaborations and/or equity and/or debt financing will be required before June 2011. There is no assurance that such financing will be available to us as needed, and as a result, we may need to pursue other strategic alternatives, including the possible cessation of operations.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of March 31, 2011:

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	Thereafter
Operating leases	$5,358,000	$763,000	$1,698,000	$1,724,000	$1,173,000
Long-term debt	707,000	355,000	352,000
	$6,065,000	$1,118,000	$2,050,000	$1,724,000	$1,173,000

During the three months ended March 31, 2011, certain scheduled repayments of amounts outstanding under the Loan and Security Agreement were not made.  Based on the terms of the Loan and Security Agreement, this was considered an Event of Default (as defined in the Loan and Security Agreement) and the finance company had the option to declare all amounts outstanding immediately due and payable.  As a result, the amounts outstanding under the Loan and Security Agreement were classified as a current liability at March 31, 2011.  In April 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement.  Accordingly, approximately $85,000 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  Further, on May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.

On May 10, 2011, the Company received notice from its landlord that the Company was in violation of its facility lease for failure to pay rent, in the amount of $89,040, as required under the lease.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.  During the quarter ended March 31, 2011, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of March 31, 2011.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the three months ended March 31, 2011.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2010. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related To Our Business and Our Industry

As of March 31, 2011, we had approximately $0.6 million of cash and cash equivalents. As of the date of filing this quarterly report on Form 10-Q, we have approximately $0.5 million of cash and cash equivalents. We are in default on our facility lease agreement.  We will need to raise substantial additional capital before June 2011 to fund our future operations or we will be unable to satisfy our obligations and continue our business.

We cannot be certain that additional financing will be available on acceptable terms, or at all. In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business. If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities or curtailing or ceasing operations.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so in the near term, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include pre-clinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. We believe that our current capital resources are only sufficient to meet our operating and capital requirements through June 2011. Our future requirements will depend on many factors, including:

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of March 31, 2011, we had an accumulated deficit of $57.7 million, and anticipate incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. In order to advance our programs, we will need to raise additional capital or fund operations through collaborations with third parties. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

REDPOINT BIO CORPORATION

May 16, 2011	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

May 16, 2011	By:	/s/ Scott M. Horvitz
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