Form 10-Q
period 2011-06-30
Redpoint Bio CORP
filed 2011-08-22
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of August 19, 2011 was 79,914,789.

REDPOINT BIO CORPORATION

i

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$1,082,999	$253,830
Prepaid expenses and other current assets	72,200	5,259
Total current assets	1,115,199	259,089
Property and equipment, net	337,297	42,036
Other assets	299,498	25,233
Total assets	$1,791,994	$326,358
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$422,100	$—
Accounts payable	954,275	344,981
Accrued expenses	171,124	88,970
Unused lease space accrual	—	425,000
Accrued compensation	—	72,659
Total current liabilities	1,547,499	931,610
Long-term debt	351,742	—
Total liabilities	1,899,241	931,610

Stockholders’ equity (deficit):
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,846,893 shares at December 31, 2010 and issued and outstanding 79,914,789 shares at June 30, 2011	7,985	7,991
Additional paid-in-capital	56,687,893	56,844,032
Deficit accumulated during development stage	(56,803,125)	(57,457,275)
Total stockholders’ equity (deficit)	(107,247)	(605,252)
Total liabilities and stockholders’ equity (deficit)	$1,791,994	326,358

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		August 16, 1995 (Inception) to
	2010	2011	2010	2011	June 30, 2011
Research, grant and license revenue	$500,000	$—	$500,000	$—	$13,574,481
Operating expenses:

Research and development	770,959	266,399	1,620,263	892,329	38,002,076
General and administrative	1,084,161	1,002,642	2,013,008	1,649,122	30,456,152
Total operating expenses	1,855,120	1,269,041	3,633,271	2,541,451	68,458,228
Operating loss	(1,355,120)	(1,269,041)	(3,133,271)	(2,541,451)	(54,883,747)
Interest income	291	3	10,560	14	1,671,665
Other income	—	1,511,342	—	1,511,342	1,511,342
Interest expense	(33,945)	(9,286)	(80,711)	(34,781)	(3,841,656)
Income (Loss) before income taxes	(1,388,774)	233,018	(3,203,422)	(1,064,876)	(55,542,396)
Income tax benefit	—	—	101,306	410,726	1,498,010
Net income (loss)	(1,388,774)	233,018	(3,102,116)	(654,150)	$(54,044,386)
Basic and diluted net income (loss) per common share	$(0.02)	$—	$(0.04)	$(0.01)
Weighted average of shares outstanding	79,838,693	79,914,789	79,838,693	79,869,882

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		August 16, 1995 (Inception) to June 30,
	2010	2011	2011
Cash flows from operating activities:
Net loss	$(3,102,116)	(654,150)	(54,044,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	200,340	122,479	3,165,384
Amortization of discounts and premiums on marketable securities	—	—	(473,654)
Options, warrants and stock issued for services and dilution provisions	287,521	149,562	4,875,275
Beneficial conversion feature	—	—	1,228,565
Amortization of discount on convertible notes	—	—	899,935
Amortization of deferred financing costs	6,558	3,387	179,147
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Gain on sale of property and equipment	—	(174,351)	(174,351)
Gain on debt extinguishment	—	(577,740)	(577,740)
Gain on settlement of accounts payable	—	(759,251)	(759,251)
Changes in assets and liabilities:
Accounts receivable	(500,000)	—	—
Prepaid expenses and other assets	72,447	323,410	(335,352)
Accounts payable	29,759	574,957	1,837,688
Accrued expenses and accrued compensation	158,531	2,894	305,628
Net cash used in operating activities	(2,846,960)	(988,803)	(43,375,439)
Cash flows from investing activities:
Maturity and sale of marketable securities	—	—	(46,513,341)
Purchases of marketable securities	—	—	46,986,994
Proceeds from sale of property and equipment	—	347,133	347,133
Purchases of property and equipment	—	—	(3,380,219)
Net cash provided by (used in) investing activities		347,133	(2,559,433)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	3,614,710
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(181,413)	(194,082)	(3,087,407)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	—	6,583	182,659
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	(181,413)	(187,499)	46,188,702
Net increase (decrease) in cash and cash equivalents	(3,028,373)	(829,169)	253,830
Cash and cash equivalents, beginning of period	5,557,367	1,082,999
Cash and cash equivalents, end of period	2,528,994	253,830	253,830
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297
Accretion of preferred stock	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	65,093	31,394	820,288

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the Business, Liquidity and Basis of Presentation

Description of the Business and Liquidity

Redpoint Bio (the “Company”) is a development stage biotechnology company leveraging recent discoveries in the molecular biology of taste to discover and develop novel taste modulators for the food and beverage industries. We are focused on identifying novel flavor modifiers that improve the taste of existing ingredients, enabling the development of better-tasting and more healthful foods and beverages. Enhancing sweet and salty flavors in food and beverage products can lead to reduction in added sugar and salt.  We believe that the development of healthier and more tasteful foods and beverages presents an important opportunity to improve the overall health of the world’s population since many modern diseases are related to excess dietary sugar and salt.

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

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2011. As of June 30, 2011, the Company had an accumulated deficit of $57.5 million and anticipates incurring additional losses for the foreseeable future. The Company will need to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through June 30, 2011, substantially all of the Company’s revenue has been derived from corporate collaborations, license agreements, and government grants. The Company expects that substantially all of its cash-flow for the foreseeable future will come from future corporate collaborations, equity financings and license agreements. However, there can be no assurance that the Company will enter into any future corporate collaborations, equity financings or license agreements. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through future collaborations. Redpoint had approximately $0.3 million of cash and cash equivalents at June 30, 2011.  In April 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of approximately $0.3 million.  Certain of the property and equipment that was sold were used for collateral for the Company’s Loan and Security Agreement with a finance company (see note 5).  Of the total net proceeds received from the auction sale, approximately $85,000 was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest.   Additionally, on May 10, 2011, the Company received notice from its landlord that the Company was in violation of its facility lease for failure to pay rent as required under the lease.  As of the date of this filing, the Company had approximately $0.2 million of cash and cash equivalents.  The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through September 2011, which raises substantial doubt that its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is actively seeking corporate collaborations and licensing agreements from various strategic partners as well as debt or equity financings to enhance the Company’s liquidity position.

The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. For the Company to fund its operations and to commercially develop its products, additional corporate collaborations, equity and/or debt financing will be required before September 2011. There is no assurance that such collaborations or financing will be available to the Company as needed, and as a result, it may need to pursue other strategic alternatives, including the divestiture of its MOG technology and associated costs.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve positive operating cash flow in the future, including possibly the surrender of its rights to some technologies or product opportunities, or curtailing or ceasing operations.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

3. Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.  The Company’s current financial difficulties, illiquid credit markets, volatile equity, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in those future periods.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2010 and June 30, 2011, cash and cash equivalents include amounts invested in money market accounts.

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

(j) Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Stock options and warrants to purchase an aggregate of 13,237,824 and 12,597,047 common shares were excluded from our computation of diluted net income (loss) per common share for the six months ended June 30, 2011 and 2010, respectively.  In all periods presented (other than the three months ended June 30, 2011), our diluted net income (loss) per common share is equal to basic net income (loss) per common share because giving effect in the computation of diluted net income (loss) per common share to the exercise of outstanding options and warrants would have been antidilutive.

(k) Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2010 and June 30, 2011, the carrying values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

(l) Recent Accounting Pronouncements

In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This guidance became effective for us beginning on January 1, 2011 and did not have any impact on the Company’s interim financial statements.

(m) Comprehensive Income (Loss)

We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.  There was no other comprehensive income (loss) recorded during the three and six months ended June 30, 2011 and 2010.

4. Accrued Expenses and Accrued Compensation

Accrued expenses consisted of the following:

	December 31, 2010	June 30, 2011
Professional fees	$85,324	$88,970
Deferred rent	73,138	—
Other	12,662	—
	$171,124	$88,970

Accrued Compensation

Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011, this salary deferral was increased to 90% of the salaries of the Company’s executive officers.  Accrued compensation of $66,937 is included in “Accrued Compensation” on the Company’s balance sheet at June 30, 2011 which consists of the cash amounts due to the Company’s executive officers as a result of the deferral of salaries.

5. Debt — Master Security Agreements

In September 2008, the Company entered into a Loan and Security Agreement with a finance company that provided for borrowings of up to $2,000,000 to be used for the purchase of certain equipment and for working capital purposes.  During 2008, the Company borrowed $1,556,357 under the Loan and Security Agreement.  As of December 31, 2010, $773,842 was outstanding under the Loan and Security Agreement. Amounts borrowed were evidenced with a promissory note, were repayable in equal monthly payments over 48 months, and were collateralized by the purchased equipment.  The note bore interest of 12.1%.  The Loan and Security Agreement contained certain provisions, including a material adverse change clause (as defined in the Loan and Security Agreement) which restricted the Company’s ability to borrow additional money and also enabled the finance company to request full repayment of the loan if such a change had occurred.

Interest expense on notes payable for the six months ended June 30, 2010 and 2011 was $64,400 and $31,394, respectively.

During the six months ended June 30, 2011, certain scheduled repayments of amounts outstanding under the Loan and Security Agreement were not made.  Based on the terms of the Loan and Security Agreement, this was considered an Event of Default (as defined in the Loan and Security Agreement) and the finance company had the option to declare all amounts outstanding immediately due and payable.  During the three months ended June 30, 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement.  Accordingly, $84,583 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $634,788 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept $42,639 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.  In addition, there was a balance of $14,409 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $577,740 which is included in Other income in the Company’s Statements of Operations for the three and six months ended June 30, 2011.

6. Stockholders’ Equity

(a) Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of June 30, 2011, none of the Company’s existing agreements contain dilution protection provisions.

(b) Warrants

As of June 30, 2011, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration
53,039	$0.75	February – December 2012
300,000	$0.13	November 2015
3,574,906	$0.97	April 2012
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

The following is a summary of stock option activity under the Plan during the six months ended June 30, 2011:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2010	9,569,260	$0.45
Granted	—	—
Exercised	(67,896)	0.10
Forfeited/Cancelled	(191,485)	0.58
Outstanding at June 30, 2011	9,309,879	$0.45	5.07	$—

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. As of June 30, 2011, there were 7,191,474 shares of common stock available for grant under the 2007 Plan.

The Company recognized $144,423 and $31,218 of stock-based compensation expense related to stock options for the three months ended June 30, 2010 and 2011, respectively.  The Company recognized $287,521 and $149,562 of stock-based compensation expense related to stock options for the six months ended June 30, 2010 and 2011, respectively.  As of June 30, 2011, there was approximately $96,861 of unrecognized compensation expense related to unvested stock options granted to employees and directors, which is expected to be recognized over a weighted average period of 1.5 years.

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

7.  Research and Development Collaboration

International Flavor & Fragrances.  In June 2010, the Company entered into a License and Commercialization Agreement (the “IFF Agreement”) with International Flavors & Fragrances Inc., (“IFF”), for the development, manufacture, use and commercialization of RP44, the Company’s all-natural sweetness enhancer.  Under the terms of the IFF Agreement, IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, Redpoint received an upfront payment of $0.5 million and became eligible to receive two milestone payments of $0.5 million each contingent upon certain criteria regarding supply and regulatory approval. In addition, Redpoint will receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will assume responsibility for the regulatory process and for costs associated with prosecuting and maintaining Redpoint’s intellectual property covering RP44.  The upfront payment of $0.5 million was recognized as revenue on the effective date (June 29, 2010) of the IFF Agreement as the Company has no future performance obligations under the IFF Agreement. The Company received the upfront payment in July 2010.  In October 2010, RP44 was determined to be Generally Recognized As Safe (GRAS), triggering the $0.5 million regulatory approval milestone payment which was recognized as revenue in the fourth quarter of 2010.  The Company will record the remaining supply milestone payment as revenue when and if such event is achieved.

8.                                      Income Taxes

During the six months ended June 30, 2011, and the Company sold $5,268,454 of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $410,726 recorded in the Company’s Statement of Operations.

During the six months ended June 30, 2010, and the Company sold $112,562 of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $101,306 recorded in the Company’s Statement of Operations.

The Company applies the provisions of FASB Accounting Standards Codification 740-10 “Accounting for Uncertainty in Income Taxes” (ASC 740-10), which clarifies the accounting and disclosure for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. ASC 740-10 also provides guidance on the recognition and classification of interest and penalties in an entity’s financial statements. The Company’s policy is to recognize potential accrued interest and penalties related to income tax matters in income tax expense. As of June 30, 2011, the Company determined that it had no liability for uncertain income tax matters as prescribed by ASC 740-10.  Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.

9.                                      Unused Lease Space Charge

On April 30, 2011, the Company moved out of its leased facility and no longer occupied the facility as of that date.  The Company made rent payments through April 30, 2011 in connection with the lease agreement.  As a result, the Company is in default on its facility lease agreement.  Additionally, on May 10, 2011, the Company received notice from its landlord that the Company was in violation of its facility lease for failure to pay rent as required under the lease.  On June 30, 2011, BMR-7 Graphics Drive LLC filed suit in the Superior Court of New Jersey, Special Civil Part, Landlord Tenant section against the Company, alleging breach of a lease and seeking damages pursuant to that alleged breach. The case has been marked as settled with a Consent Order dismissing the case to be submitted as part of the settlement.  Management is currently in discussions with the landlord of the leased facility in order to enter into a settlement agreement to terminate the lease.  Based on current discussions with the landlord, management’s best estimate of the liability that will be required to terminate the lease is $425,000.   As a result, the Company has recorded an expense of $425,000 during the three and six months ended June 30, 2011, which is included in general and administrative expenses on the Company’s Statements of Operations, and is also recorded as an unused lease space accrual on the Company’s Balance Sheets at June 30, 2011.  Additionally, the Company had recorded a security deposit of $250,000 and a deferred rent liability of $76,000 that was recorded in other assets and accrued expenses, respectively, at the time that the Company no longer occupied the leased facility.  Due to management’s estimate of the recoverability of those amounts, the amounts were written off during the three months ended June 30, 2011, and the difference of $174,000 was included in general and administrative expenses on the Company’s Statements of Operations during the three and six months ended June 30, 2011.

10.                               Other Income

The following items are included in Other income on the Company’s Statements of Operations for the three and six months ended June 30, 2011:

Gain on sale of property and equipment	$174,351
Gain on debt extinguishment	577,740
Gain on settlement of accounts payable	759,251
$1,511,342

During the three months ended June 30, 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of $347,133.  As a result of this transaction, the Company recorded a gain on sale of these assets of $174,351 which is included in Other income in the Company’s Statements of Operations for the three and six months ended June 30, 2011.

As noted above, during the three months ended June 30, 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement entered into between Redpoint and a finance company (see Note 5).  Accordingly, $84,583 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $634,788 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept $42,639 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.  In addition, there was a balance of $14,409 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $577,740 which is included in Other income in the Company’s Statements of Operations for the three and six months ended June 30, 2011.

During the three months ended June 30, 2011, the Company entered into a series of agreements with 13 of the Company’s largest creditors.  The creditors agreed to accept an aggregate amount of $75,702 in full and complete satisfaction of $834,953 of outstanding balances owed to such creditors.  As a result of these agreements, the Company recorded a gain of $759,251 which is included in Other income in the Company’s Statements of Operations for the three and six months ended June 30, 2011.

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

• our ability to enter into and maintain collaborations;

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

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2011. As of June 30, 2011, the Company had an accumulated deficit of $57.5 million and anticipates incurring additional losses for the foreseeable future. The Company will need to spend significant resources over the next several years to enhance its technologies and to fund research and development of its pipeline of potential products. Through June 30, 2011, substantially all of the Company’s revenue has been derived from corporate collaborations, license agreements, and government grants. The Company expects that substantially all of its cash-flow for the foreseeable future will come from future corporate collaborations, equity financings and license agreements. However, there can be no assurance that the Company will enter into any future corporate collaborations, equity financings or license agreements. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through future collaborations. Redpoint had approximately $0.3 million of cash and cash equivalents at June 30, 2011.  In April 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of approximately $0.3 million.  Certain of the property and equipment that was sold were used for collateral for the Company’s Loan and Security Agreement with a finance company.  Of the total net proceeds received from the auction sale, approximately $85,000 was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest.   Additionally, on May 10, 2011, the Company received notice from its landlord that the Company was in violation of its facility lease for failure to pay rent as required under the lease.  As of the date of filing, the Company had approximately $0.2 million of cash and cash equivalents.  The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through September 2011, which raises substantial doubt that its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is actively seeking corporate collaborations and licensing agreements from various strategic partners as well as debt or equity financings to enhance the Company’s liquidity position.

Since inception, we have used $42.7 million of cash to fund our operating activities and $3.2 million for capital expenditures. Through June 30, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $11.4 million, government grants totaling $2.0 million, and capital equipment and working capital financing totaling $3.6 million.

The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. For the Company to fund its operations and to commercially develop its products, additional corporate collaborations, equity and/or debt financing will be required before September 2011. There is no assurance that such collaborations or financing will be available to the Company as needed, and as a result, it may need to pursue other strategic alternatives, including the divestiture of its MOG technology and associated costs.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve positive operating cash flow in the future, including possibly the surrender of its rights to some technologies or product opportunities, or curtailing or ceasing operations.

Through June 30, 2011, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must continue to develop products and technologies that can be commercialized by us or through future collaborations.

Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%. As of June 30, 2011, we had 5 full time employees.  Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011, this salary deferral was increased to 90% of the salaries of the Company’s executive officers.  We may need to make further reductions in our expenses.

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

In March 2011, IFF entered into an agreement with GLG Life Tech Corporation, or GLG, a global leader in the supply of high purity stevia extracts, to develop the extraction capability for high grade Reb C extract for use by IFF as a sweetness enhancer.  If the development is successful, IFF and GLG have negotiated preliminary terms for a supply agreement, including exclusive supply to IFF for high-purity Reb C for use as a sweetness enhancer.  Although Reb C is currently derived from material found in the side stream of the Reb A production process there can be no assurance that it can be produced in large scale on an economically viable basis.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Research and Grant Revenue.  For the three months ended June 30, 2011 we did not record any revenue.  For the three months ended June 30, 2010, we recorded revenue of $0.5 million from the upfront payment we received in connection with the IFF Agreement that we signed in June 2010 for the development, manufacture, use and commercialization of RP44.  IFF will have exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories.  As of June 30, 2011, the Company has no future performance obligations under the IFF Agreement.  As of June 30, 2011, the Company does not have any current sources of revenue.

Research and Development Expenses.  Our research and development expenses were $0.3 million for the three months ended June 30, 2011 compared to $0.8 million for the three months ended June 30, 2010.  The decrease in expenses was primarily attributable to reductions in payroll expense, laboratory supplies and services provided by contract research organizations. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $1.0 million for the three months ended June 30, 2011 compared to $1.1 million for the three months ended June 30, 2010.  A reduction in professional fees was offset by $0.4 million of expense related to management’s best estimate of the potential liability to terminate the lease of the Company’s leased facility, as well as approximately $0.2 million of expense for the write off of the security deposit related to this leased facility.

Interest Expense.  Interest expense decreased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with a finance company which terminated the Company’s Loan and Security Agreement.  As such, there was lower interest expense during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Other Income.  During the three months ended June 30, 2011, the Company recorded Other income of $1.5 million.  During the three months ended June 30, 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of $0.3 million.  As a result of this transaction, the Company recorded a gain on sale of these assets of $0.2 million which is included in Other income in the Company’s Statements of Operations for the three months ended June 30, 2011.

As noted above, during the three months ended June 30, 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement entered into between Redpoint and a finance company.  Accordingly, $0.1 million of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $0.6 million as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.  In addition, there was a nominal balance of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $0.6 million which is included in Other income in the Company’s Statements of Operations for the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Company entered into a series of agreements with 13 of the Company’s largest creditors.  The creditors agreed to accept an aggregate amount of $0.1 million in full and complete satisfaction of $0.8 million of outstanding balances owed to such creditors.  As a result of these agreements, the Company recorded a gain of $0.7 million which is included in Other income in the Company’s Statements of Operations for the three months ended June 30, 2011.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Research, Grant and License Revenue.  For the six months ended June 30, 2011 we did not record any revenue. For the six months ended June 30, 2010, we recorded revenue of $0.5 million from the upfront payment we received in connection with the IFF Agreement that we signed in June 2010 for the development, manufacture, use and commercialization of RP44.  IFF will have exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. As of June 30, 2011, the Company has no future performance obligations under the IFF Agreement.  As of June 30, 2011, the Company does have any current sources of revenue.

Research and Development Expenses.   Our research and development expenses were $0.9 million for the six months ended June 30, 2011 compared to $1.6 million for the six months ended June 30, 2010.  The decrease in expenses was primarily attributable to reductions in payroll, laboratory supplies and services provided by contract research organizations. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment and research supplies.

General and Administrative Expenses.  Our general and administrative expenses were $1.6 million for the six months ended June 30, 2011 compared to $2.0 million for the six months ended June 30, 2010.  A reduction in professional fees and payroll expense was offset by $0.4 million of expense related to management’s best estimate of the potential liability to terminate the lease of the Company’s leased facility, as well as approximately $0.2 million of expense for the write off of the security deposit related to this leased facility.

Interest Expense.  Interest expense decreased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. On May 11, 2011, the Company entered into a Discounted Payoff Agreement with a finance company which terminated the Company’s Loan and Security Agreement.  As such, there was lower interest expense during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Income Tax Benefit. During the six months ended June 30, 2011, the Company sold $5.3 million of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $0.4 million recorded in the Company’s Statements of Operations.  During the six months ended June 30, 2010, the Company sold $0.1 million of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $0.1 million recorded in the Company’s Statements of Operations.

Other Income.  During the six months ended June 30, 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of $0.3 million.  As a result of this transaction, the Company recorded a gain on sale of these assets of $0.2 million which is included in Other income in the Company’s Statements of Operations for the six months ended June 30, 2011.

As noted above, during the three months ended June 30, 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement entered into between Redpoint and a finance company.  Accordingly, $0.1 million of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $0.6 million as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.  In addition, there was a nominal balance of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $0.6 million which is included in Other income in the Company’s Statements of Operations for the six months ended June 30, 2011.

During the three months ended June 30, 2011, the Company entered into a series of agreements with 13 of the Company’s largest creditors.  The creditors agreed to accept an aggregate amount of $0.1 million in full and complete satisfaction of $0.8 million of outstanding balances owed to such creditors.  As a result of these agreements, the Company recorded a gain of $0.7 million which is included in Other income in the Company’s Statements of Operations for the six months ended June 30, 2011.

Liquidity and Capital Resources

We believe that our current capital resources are only sufficient to meet our operating and capital requirements through September 2011, which raises substantial doubt about our ability to continue as a going concern. We are actively seeking additional corporate collaborations, equity investments from third parties and license agreements from various strategic partners to enhance our liquidity position.  However, there can be no assurance that we will enter into any future corporate collaborations, equity investments or license agreements.  Without additional funding, we will cease operations.

At June 30, 2011, we had cash and cash equivalents of $0.3 million. In April 2011, we sold a portion of our property and equipment through an auction process and received cash proceeds of approximately $0.3 million.  In order to conserve cash, on March 1, 2011, each of our executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011, this salary deferral was increased to 90% of the salaries of the Company’s executive officers.  The cash amounts due to the executive officers are being accrued for by the Company.

Since inception, we have used $42.6 million of cash to fund our operating activities and $3.2 million for capital expenditures. Through June 30, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $11.4 million, government grants totaling $2.0 million, and capital equipment and working capital financing totaling $3.6 million.

In September 2008, we entered into a Loan and Security Agreement with CIT Healthcare LLC that provided for borrowings of up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which could have been used for general corporate working capital purposes. During 2008, we borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital.  During the three months ended June 30, 2011, certain scheduled repayments of amounts outstanding under the Loan and Security Agreement were not made.  Based on the terms of the Loan and Security Agreement, this was considered an Event of Default (as defined in the Loan and Security Agreement) and the finance company had the option to declare all amounts outstanding immediately due and payable.  In April 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement.  Accordingly, approximately $85,000 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  Further, on May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security

Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.  In addition, there was a balance of $14,000 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $578,000 which is included in Other income in the Company’s Statements of Operations for the three and six months ended June 30, 2011.

On April 30, 2011, the Company moved out of its leased facility and no longer occupied the facility as of that date.  The Company made rent payments through April 30, 2011 in connection with the lease agreement.  As a result, the Company is in default on its facility lease agreement.  Additionally, on May 10, 2011, the Company received notice from its landlord that the Company was in violation of its facility lease for failure to pay rent as required under the lease.  On June 30, 2011, BMR-7 Graphics Drive LLC filed suit in the Superior Court of New Jersey, Special Civil Part, Landlord Tenant section against the Company, alleging breach of a lease and seeking damages pursuant to that alleged breach. The case has been marked as settled with a Consent Order dismissing the case to be submitted as part of the settlement.  Management is currently in discussions with the landlord of the leased facility in order to enter into a settlement agreement to terminate the lease.  Based on current discussions with the landlord, management’s best estimate of the liability that will be required to terminate the lease is $425,000.   As a result, the Company has recorded an expense of $425,000 during the three and six months ended June 30, 2011, which is included in general and administrative expenses on the Company’s Statements of Operations, and is also recorded as an unused lease space accrual on the Company’s Balance Sheets at June 30, 2011.  Additionally, the Company had recorded a security deposit of $250,000 and a deferred rent liability of $76,000 that was recorded in other assets and accrued expenses, respectively, at the time that the Company no longer occupied the leased facility.  Due to management’s estimate of the recoverability of those amounts, the amounts were written off during the three months ended June 30, 2011, and the difference of $174,000 was included in general and administrative expenses on the Company’s Statements of Operations during the three and six months ended June 30, 2011.

We expect that substantially all of our cash-flow for the foreseeable future will come from future corporate collaborations, equity financings or license agreements. However, there can be no assurance that we will enter into any future corporate collaborations, equity financings or license agreements. We are subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. The stock market in general has recently experienced large price and volume fluctuations and the market price of our common stock has experienced significant volatility. For us to fund our operations and to commercially develop our products, additional corporate collaborations and/or equity and/or debt financing will be required before September 2011. There is no assurance that such financing will be available to us as needed, and as a result, we may need to pursue other strategic alternatives, including the divestiture of its MOG technology and associated costs and the possible cessation of operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.  During the three and six months ended June 30, 2011, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of June 30, 2011.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the three and six months ended June 30, 2011.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 30, 2011, the Company moved out of its leased facility and no longer occupied the facility as of that date.  The Company made rent payments through April 30, 2011 in connection with the lease agreement.  As a result, the Company is in default on its facility lease agreement.  On June 30, 2011, BMR-7 Graphics Drive LLC filed suit in the Superior Court of New Jersey, Special Civil Part, Landlord Tenant section against the Company, alleging breach of a lease and seeking damages pursuant to that alleged breach. The case has been marked as settled with a Consent Order dismissing the case to be submitted as part of the settlement. Management is currently in discussions with the landlord of the leased facility in order to enter into a settlement agreement to terminate the lease.

Other than as set forth above, the Company’s management knows of no other material existing or pending legal proceedings or claims against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation.  To the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the Company’s securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2010 and our quarterly report on Form 10-Q for the quarter ended March 31, 2011. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related To Our Business and Our Industry

As of June 30, 2011, we had approximately $0.3 million of cash and cash equivalents. As of the date of filing this quarterly report on Form 10-Q, we have approximately $0.2 million of cash and cash equivalents. We are in default on our facility lease agreement.  We will need to raise substantial additional capital before September 2011 to fund our future operations or we will be unable to satisfy our obligations and continue our business.

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

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research necessary to obtain regulatory approvals and bring our products to market. We believe that our current capital resources are only sufficient to meet our operating and capital requirements through September 2011. Our future requirements will depend on many factors, including:

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

Since our inception we have incurred significant losses and negative cash flows from operations. As of June 30, 2011, we had an accumulated deficit of $57.5 million, and anticipate incurring additional losses for the foreseeable future. We will need to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. In order to advance our programs, we will need to raise additional capital or fund operations through collaborations with third parties. We have not generated significant revenues in any particular year since our inception. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements, and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates, obtaining necessary regulatory approvals, and manufacturing and marketing our product candidates. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

• developments concerning any research and development, manufacturing, and marketing collaborations;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.

10.1

Discounted Payoff Agreement, by and between Redpoint Bio Corporation and CIT Healthcare LLC, dated May 11, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 11, 2011, and filed on May 12, 2011).

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

REDPOINT BIO CORPORATION

August 22, 2011	By:	/s/ F. Raymond Salemme
F. Raymond Salemme
President and Chief Executive Officer
(Principal Executive Officer)

August 22, 2011	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1

Discounted Payoff Agreement, by and between Redpoint Bio Corporation and CIT Healthcare LLC, dated May 11, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 11, 2011, and filed on May 12, 2011).

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