Form 10-Q
period 2011-09-30
Redpoint Bio CORP
filed 2011-11-21
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of November 17, 2011 was 79,914,789.

REDPOINT BIO CORPORATION

i

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$1,082,999	$134,651
Prepaid expenses and other current assets	72,200	500
Total current assets	1,155,199	135,151
Property and equipment, net	337,297	—
Other assets	299,498	25,233
Total assets	$1,791,994	$160,384
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$422,100	$—
Accounts payable	954,275	389,003
Accrued expenses	171,124	53,340
Unused lease space accrual	—	400,000
Accrued compensation	—	52,859
Total current liabilities	1,547,499	895,202
Long-term debt	351,742	—
Total liabilities	1,899,241	895,202

Stockholders’ equity (deficit):
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,846,893 shares at December 31, 2010 and issued and outstanding 79,914,789 shares at September 30, 2011	7,985	7,991
Additional paid-in-capital	56,687,893	56,874,690
Deficit accumulated during development stage	(56,803,125)	(57,617,499)
Total stockholders’ equity (deficit)	(107,247)	(734,818)
Total liabilities and stockholders’ equity (deficit)	$1,791,994	160,384

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		August 16, 1995 (Inception) to
	2010	2011	2010	2011	September 30, 2011
Research, grant and license revenue	$—	$25,000	$500,000	$25,000	$13,599,481
Operating expenses:

Research and development	847,188	108,528	2,467,451	1,000,857	38,110,604
General and administrative	894,254	136,029	2,907,262	1,785,151	30,592,181
Total operating expenses	1,741,442	244,557	5,374,713	2,786,008	68,702,785
Operating loss	(1,741,442)	(219,557)	(4,874,713)	(2,761,008)	(55,103,304)
Interest income	360	—	10,920	14	1,671,665
Other income	—	59,333	—	1,570,675	1,570,675
Interest expense	(31,476)	—	(112,187)	(34,781)	(3,841,656)
Income (loss) before income taxes	(1,772,558)	(160,224)	(4,975,980)	(1,225,100)	(54,702,620)
Income tax benefit	—	—	101,306	410,726	1,498,010
Net income (loss)	(1,772,558)	(160,224)	(4,874,674)	(814,374)	$(54,204,610)
Basic and diluted net income (loss) per common share	$(0.02)	$—	$(0.06)	$(0.01)
Weighted average of shares outstanding	79,842,436	79,914,789	79,839,955	79,902,895

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		August 16, 1995 (Inception) to September 30,
	2010	2011	2011
Cash flows from operating activities:
Net loss	$(4,874,674)	(814,374)	(54,204,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	296,724	135,271	3,178,176
Amortization of discounts and premiums on marketable securities	—	—	(473,654)
Options, warrants and stock issued for services and dilution provisions	436,700	180,220	4,905,933
Beneficial conversion feature	—	—	1,228,565
Amortization of discount on convertible notes	—	—	899,935
Amortization of deferred financing costs	9,836	3,387	179,147
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Gain on sale of property and equipment	—	(174,245)	(174,245)
Gain on debt extinguishment	—	(577,740)	(577,740)
Gain on settlement of accounts payable	—	(768,478)	(768,478)
Changes in assets and liabilities:
Accounts receivable	—	—	—
Prepaid expenses and other assets	91,085	328,169	(330,593)
Accounts payable	168,900	603,206	1,865,937
Accrued expenses and accrued compensation	226,568	(52,536)	250,198
Net cash used in operating activities	(3,644,861)	(1,137,120)	(43,523,756)
Cash flows from investing activities:
Maturity and sale of marketable securities	—	—	(46,513,341)
Purchases of marketable securities	—	—	46,986,994
Proceeds from sale of property and equipment	—	376,271	376,271
Purchases of property and equipment	—	—	(3,380,219)
Net cash provided by (used in) investing activities		376,271	(2,530,295)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	3,614,710
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(276,309)	(194,082)	(3,087,407)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	574	6,583	182,659
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	(275,735)	(187,499)	46,188,702
Net increase (decrease) in cash and cash equivalents	(3,920,596)	(948,348)	134,651
Cash and cash equivalents, beginning of period	5,557,367	1,082,999	—
Cash and cash equivalents, end of period	1,636,771	134,651	134,651
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of notes payable and accrued interest to preferred stock	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297
Accretion of preferred stock	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	93,450	31,394	820,288

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the Business, Liquidity and Basis of Presentation

Description of the Business and Liquidity

Redpoint Bio (the “Company”) is a development stage company following a strategy focused on preserving the value of the License and Commercialization Agreement it entered into with International Flavors and Fragrances, Inc., or IFF, a global leader in the food and beverage industry.  As part of this strategy, the Company continues its efforts to reduce its liabilities and sell its remaining assets.  Given its lack of resources, the Company is not currently performing any research and development activities.

In June 2009, the Company announced that it had identified an all-natural sweetness enhancer, RP44. RP44 is Reb-C (rebaudioside C) a component of the stevia plant. Extracts of the leaves of the stevia plant have been extensively used as sweeteners for decades.  Although certain components of the stevia leaf can be used as sweeteners, RP44 is not sweet and contributes no taste or calories of its own when used in small quantities in combination with caloric sweeteners like sucrose (table sugar) fructose and high-fructose corn syrup.  Instead, it works as a sweetness enhancer amplifying the existing sugary sweetness in a food or beverage so that less sweetener is required, while retaining the “clean sweet taste” that is associated with sugar.  The Company believes RP44 can provide an all-natural solution to reducing the amount of calories in sweetened foods and beverages while retaining the taste that consumers desire.

In June 2010, the Company entered into a License and Commercialization Agreement (the “IFF Agreement”) with IFF, for the development, manufacture, use and commercialization of RP44.  Under the terms of the IFF Agreement, IFF has exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, Redpoint received an upfront payment of $0.5 million and became eligible to receive two milestone payments of $0.5 million each contingent upon certain criteria regarding supply and regulatory approval. In addition, Redpoint will receive royalties based on the amount of RP44 purchased by IFF for use in products. IFF will assume responsibility for the regulatory process and for costs associated with prosecuting and maintaining Redpoint’s intellectual property covering RP44.  The Company received the upfront payment in July 2010.  In October 2010, RP44 was determined to be Generally Recognized As Safe (GRAS), triggering the $0.5 million regulatory approval milestone payment which was received by the Company in October 2010.  As of the date of this filing, the Company has not yet achieved the remaining $0.5 million supply milestone payment.

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2011. As of September 30, 2011, the Company had an accumulated deficit of $57.6 million and anticipates incurring additional losses for the foreseeable future. Through September 30, 2011, substantially all of the Company’s cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. The Company expects that substantially all of its cash-flow for the foreseeable future will come from its license and commercialization agreement with IFF. However, there can be no assurance that the Company will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements. Redpoint had approximately $0.1 million of cash at September 30, 2011.

In connection with its strategy of reducing liabilities and selling its remaining assets, in April 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of approximately $0.3 million.  Certain of the property and equipment that was sold were used for collateral for the Company’s Loan and Security Agreement with a finance company (see note 5).  Of the total net proceeds received from the auction sale, approximately $85,000 was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest.  This amount was paid by the Company in May 2011.

On November 28, 2005, the Company entered into a Lease (the “Lease”) with BMR-7 Graphics Drive LLC (the “Landlord”), which was amended by the First Amendment to the Lease, dated as of October 25, 2006, and that certain Acknowledgement of Term Commencement Date and Term Expiration Date, dated as of May 7, 2007.  On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the Lease as of April 30, 2011.  As a result, the Company was in default on the Lease.  Additionally, on May 10, 2011, the Company received notice from the Landlord that the Company was in violation of the Lease for failure to pay rent as required under the Lease.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the Lease and future payments due for the remainder of the Term (as defined in the Lease) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement. Further, as discussed below, in October 2011 the Company paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc. The remainder of the Payoff Amount must be paid on or before the end of the Forbearance

Period.  If the Company receives the remaining $500,000 milestone payment in connection with the IFF Agreement, the Company will use that amount to pay the Landlord the remainder of the Payoff Amount, which was $372,500 as of the date of this filing.  If the Company does not pay the Payoff Amount prior to the end of the Forbearance Period, the Company shall continue to be directly liable for repayment in full of all payments due under the Lease.

On September 30, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Opertech Bio, Inc. (the “Purchaser”).  Pursuant to the Agreement, and subject to the terms and conditions contained therein, the Company sold certain operating assets and transferred certain liabilities and obligations to the Purchaser which relate to the Company’s taste modulator technology, including its Microtiter Operant Gustometer (“MOG”) technology.  As consideration for the sale of the assets under the Agreement, the Company received at closing a cash payment in the amount of $27,500 (the “Closing Payment”).  Pursuant to the Company’s obligations under the Settlement Agreement, in October 2011, the Company paid the entirety of the Closing Payment to the Landlord.  In addition, if, during the one year period following the effective date of the Agreement, the Purchaser is sold or the Purchaser sells all or substantially all of the Technology (as defined in the Agreement) to an independent third party for proceeds greater than the sum of (i) the Closing Payment, and (ii) all capital invested in the Purchaser by its stockholders as of the date of such sale, then the Purchaser shall pay the Company an amount equal to 10% of the net proceeds from such sale transaction.  In connection with the Agreement, the Company terminated each of its employees that remained on the Company’s scientific staff and certain of such employees have become employees of the Purchaser.  As of the date of this filing, there is only one remaining employee of the Company.

As of the date of this filing, the Company had approximately $0.1 million of cash. The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through December 2011, which raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is continuing its efforts to reduce its liabilities and sell its remaining assets and is seeking debt or equity financings to enhance the Company’s liquidity position.

For the Company to fund its operations, achievement of the remaining milestone payment of $0.5 million from its license and commercialization agreement with IFF or additional equity and/or debt financing will be required before December 2011. There is no assurance that the milestone will be achieved or such financing will be available to the Company as needed, and as a result, it may need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business, including possibly the surrender of its rights to the IFF license and commercialization agreement.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2010, cash and cash equivalents include amounts invested in money market accounts.  The Company did not have any cash equivalents at September 30, 2011.

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

(e) Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of four to five years for laboratory equipment, three to seven years for office equipment and furniture, and the lesser of the useful life or the remaining life of the underlying facility lease for leasehold improvements. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and betterments are capitalized. Upon disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the Statements of Operations. During the three months ended September 30, 2011, the Company sold its remaining property and equipment in connection with the Asset Purchase Agreement entered into with Opertech Bio, Inc.  As a result, the Company did not have any property and equipment on its Balance Sheets at September 30, 2011.

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

(j) Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Stock options and warrants to purchase an aggregate of 12,927,358 and 13,255,073 common shares were excluded from our computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2011 and 2010, respectively.  In all periods presented, our diluted net income (loss) per common share is equal to basic net income (loss) per common share because giving effect in the computation of diluted net income (loss) per common share to the exercise of outstanding options and warrants would have been antidilutive.

(k) Fair Value of Financial Instruments

The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2010 and September 30, 2011, the carrying values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments.

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

(m) Comprehensive Income (Loss)

We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.  There was no comprehensive income (loss) recorded during three and nine months ended September 30, 2011 and 2010.

4. Accrued Expenses and Accrued Compensation

Accrued expenses consisted of the following:

	December 31, 2010	September 30, 2011
Professional fees	$85,324	$53,340
Deferred rent	73,138	—
Other	12,662	—
	$171,124	$53,340

Accrued Compensation

Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive offers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company recorded a reduction to general and administrative expenses of approximately $51,000 during the three months ended September 30, 2011.  Beginning September 1, 2011, the Company agreed to compensate its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903.  In addition, on September 27, 2011, the Company reduced by 90% the amounts that would otherwise be owed to each of the Company’s executive officers pursuant to any severance arrangements included in their employment agreements or as otherwise agreed to by such executive officer and the Company.  As such, in connection with the resignation of the Company’s CEO on September 27, 2011, based on the above, the Company recorded accrued severance of $37,129 as of September 30, 2011.  This amount was included in general and administrative expenses during the three months ended September 30, 2011.  Accrued compensation of $52,859 is included in “Accrued Compensation” on the Company’s balance sheet at September 30, 2011 which consists of the cash amounts due to the Company’s executive officers as a result of the deferral of salaries and accrued severance.  The deferred salaries and accrued severance shall only be paid to each such executive officer if an when certain royalty payments are earned by, and paid to, the Company pursuant to the June 2010 license and commercialization agreement entered into with IFF, provided, however, that in the event the Company files for bankruptcy, each such officer shall be entitled to their full amount of deferred compensation.

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

Interest expense on notes payable for the nine months ended September 30, 2010 and 2011 was $92,598 and $31,394, respectively.

During the nine months ended September 30, 2011, certain scheduled repayments of amounts outstanding under the Loan and Security Agreement were not made.  Based on the terms of the Loan and Security Agreement, this was considered an Event of Default (as defined in the Loan and Security Agreement) and the finance company had the option to declare all amounts outstanding immediately due and payable.  During the nine months ended September 30, 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement.  Accordingly, $84,583 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $634,788 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept $42,639 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.  In addition, there was a balance of $14,409 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $577,740 which is included in Other income in the Company’s Statements of Operations for the nine months ended September 30, 2011.

6. Stockholders’ Equity

(a) Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of September 30, 2011, none of the Company’s existing agreements contain dilution protection provisions.

(b) Warrants

As of September 30, 2011, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration
53,039	$0.75	February — December 2012
300,000	$0.13	November 2015
3,574,906	$0.97	April 2012
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

The following is a summary of stock option activity under the Plan during the nine months ended September 30, 2011:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2010	9,569,260	$0.45
Granted	—	—
Exercised	(67,896)	0.10
Forfeited/Cancelled	(501,951)	0.38
Outstanding at September 30, 2011	8,999,413	$0.46	4.41	$—

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. As of September 30, 2011, there were 7,501,940 shares of common stock available for grant under the 2007 Plan.

The Company recognized $149,179 and $30,658 of stock-based compensation expense related to stock options for the three months ended September 30, 2010 and 2011, respectively.  The Company recognized $436,700 and $180,220 of stock-based compensation expense related to stock options for the nine months ended September 30, 2010 and 2011, respectively.  As of September 30, 2011, there was $60,410 of unrecognized compensation expense related to unvested stock options granted to employees and directors, which is expected to be recognized over a weighted average period of 1.2 years.

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

7.  Revenue

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

During the three months ended September 30, 2011, the Company entered into a research and development agreement relating to the Company’s taste modulator technology.  In connection with the agreement, the Company received a payment of $25,000 which was earned pursuant to the terms of the agreement and recorded as revenue during the three months ended September 30, 2011.  Based on the terms of the Asset Purchase Agreement entered into between the Company and Opertech Bio, Inc. (see note 1), the corresponding research and development agreement and all related rights and work in progress associated with the agreement was transferred to Opertech Bio, Inc., excluding the $25,000 payment received by the Company.  The Company is no longer performing any research activities.

8. Income Taxes

During the nine months ended September 30, 2011, and the Company sold $5,268,454 of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $410,726 recorded in the Company’s Statement of Operations.

During the nine months ended September 30, 2010, and the Company sold $112,562 of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $101,306 recorded in the Company’s Statement of Operations.

The Company applies the provisions of FASB Accounting Standards Codification 740-10 “Accounting for Uncertainty in Income Taxes” (ASC 740-10), which clarifies the accounting and disclosure for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. ASC 740-10 also provides guidance on the recognition and classification of interest and penalties in an entity’s financial statements. The Company’s policy is to recognize potential accrued interest and penalties related to income tax matters in income tax expense. As of September 30, 2011, the Company determined that it had no liability for uncertain income tax matters as prescribed by ASC 740-10.  Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.

9. Unused Lease Space Charge

On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the lease agreement as of April 30, 2011.  As a result, the Company was in default on its facility lease agreement.  Additionally, on May 10, 2011, the Company received notice from BMR-7 Graphics Drive LLC (the “Landlord”) that the Company was in violation of its facility lease for failure to pay rent as required under the lease.  On June 30, 2011, the Landlord filed suit in the Superior Court of New Jersey, Special Civil Part, Landlord Tenant section against the Company, alleging breach of a lease and seeking damages pursuant to that alleged breach.  The case has been marked as settled with a Consent Order dismissing the case to be submitted as part of the settlement.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the lease agreement and future payments due for the remainder of the Term (as defined in the lease agreement) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  As a result, the Company has recorded an expense of $425,000 during the nine months ended September 30, 2011, which is included in general and administrative expenses on the Company’s Statements of Operations.  Additionally, the Company had recorded a security deposit of $250,000 and a deferred rent liability of $76,000 that was recorded in other assets and accrued expenses, respectively, at the time that the Company no longer occupied the leased facility.  Due to management’s estimate of the recoverability of those amounts, the amounts were written off during the nine months ended September 30, 2011, and the difference of $174,000 was included in general and administrative expenses on the Company’s Statements of Operations during the nine months ended September 30, 2011.  In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement.  Based on the above, the Company has recorded an unused lease space accrual of $400,000 on the Company’s Balance Sheets at September 30, 2011.  Further, in October 2011, the Company paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc. (see note 1).  The remainder of the Payoff Amount must be paid on or before the end of the Forbearance Period.  If the Company receives the remaining $500,000 milestone payment in connection with the IFF Agreement, the Company will use that amount to pay the Landlord the remainder of the Payoff Amount, which was $372,500 as of the date of this filing.  If the Company does not pay the Payoff Amount prior to the end of the Forbearance Period, the Company shall continue to be directly liable for repayment in full of all payments due under the lease agreement.

10. Other Income

The following items are included in Other income on the Company’s Statements of Operations for the nine months ended September 30, 2011:

Gain on sale of property and equipment	$174,457
Gain on debt extinguishment	577,740
Gain on settlement of accounts payable	768,478
Other	50,000
$1,570,675

During the nine months ended September 30, 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of $347,133.  As a result of this transaction, the Company recorded a gain on sale of property and equipment of $174,351 which is included in Other income in the Company’s Statements of Operations for the nine months ended September 30, 2011. In addition, during the three months ended September 30, 2011, the Company sold certain property and equipment to an unrelated third party and received cash proceeds of $1,638.  As a result of this transaction, the Company recorded a loss on sale of property and equipment of $4,366 which is included in Other income in the Company’s Statements of Operations for the three and nine months ended September 30, 2011.

During the three months ended September 30, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Opertech Bio, Inc. (the “Purchaser”).  Pursuant to the Agreement, and subject to the terms and conditions contained therein, the Company sold certain operating assets (including certain property and equipment) and transferred certain liabilities and obligations to the Purchaser which relate to the Company’s taste modulator technology, including its Microtiter Operant Gustometer (“MOG”) technology.  As consideration for the sale of the assets under the Agreement, the Company received cash proceeds of $27,500.  As a result of this transaction, the Company recorded a gain on sale of property and equipment of $4,472 which is included in Other income in the Company’s Statements of Operations for the three and nine months ended September 30, 2011.  In addition, during the three months ended September 30, 2011, the Company received a payment of $50,000 in connection with a research and development agreement relating to the Company’s taste modulator technology.  Based on the terms of the Agreement, the corresponding research and development agreement and all related rights and work in process associated with the research and development agreement was transferred to the Purchaser, with the exception of the $50,000 payment received by the Company.  As the Company has no future continuing involvement with the research program, the $50,000 payment was included in Other income in the Company’s Statements of Operations for the three and nine months ended September 30, 2011.

As noted above, during the nine months ended September 30, 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement entered into between Redpoint and a finance company (see Note 5).  Accordingly, $84,583 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $634,788 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept $42,639 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.  In addition, there was a balance of $14,409 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $577,740 which is included in Other income in the Company’s Statements of Operations for the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2011, the Company entered into a series of agreements with several of the Company’s largest creditors.  The creditors agreed to accept an aggregate amount of $78,726 in full and complete satisfaction of $847,204 of outstanding balances owed to such creditors.  As a result of these agreements, the Company recorded a gain of $9,227 and $768,478 which is included in Other income in the Company’s Statements of Operations for the three and nine months ended September 30, 2011, respectively.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:

• our need for additional capital to fund the current level of our operations and continue as a going concern;

• our ability to enter into and maintain collaborations;

• our inability to further identify, develop and achieve commercial success for new products and technologies;

• our ability to protect our proprietary technologies, including RP44;

• challenges that IFF may face relating to the introduction of RP44;

• patent-infringement claims;

• the levels and timing of payments under future collaborative agreements;

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

Overview

Redpoint Bio is a development stage company following a strategy focused on preserving the value of the License and Commercialization Agreement it entered into with International Flavors and Fragrances, Inc., or IFF, a global leader in the food and beverage industry.  As part of this strategy, the Company continues its efforts to reduce its liabilities and sell its remaining assets.  Given its lack of resources, the Company is not currently performing any research and development activities.

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

We have not yet achieved the supply milestone. In March 2011, IFF entered into an agreement with GLG Life Tech Corporation, or GLG, a global leader in the supply of high purity stevia extracts, to develop the extraction capability for high grade Reb C extract for use by IFF as a sweetness enhancer.  If the development is successful, IFF and GLG have negotiated preliminary terms for a supply agreement, including exclusive supply to IFF for high-purity Reb C for use as a sweetness enhancer.  Although Reb C is currently derived from material found in the side stream of the Reb A production process there can be no assurance that it can be produced in large scale on an economically viable basis.

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

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2011. As of September 30, 2011, the Company had an accumulated deficit of $57.6 million and anticipates incurring additional losses for the foreseeable future. Through September 30, 2011, substantially all of the Company’s cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. The Company expects that substantially all of its cash-flow for the foreseeable future will come from its license and commercialization agreement with IFF. However, there can be no assurance that the Company will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements. Redpoint had approximately $0.1 million of cash at September 30, 2011.

In connection with its strategy of reducing liabilities and selling its remaining assets, in April 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of approximately $0.3 million.  Certain of the property and equipment that was sold were used for collateral for the Company’s Loan and Security Agreement with a finance company.  Of the total net proceeds received from the auction sale, approximately $85,000 was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest.  This amount was paid by the Company in May 2011.

On November 28, 2005, the Company entered into a Lease (the “Lease”) with BMR-7 Graphics Drive LLC (the “Landlord”), which was amended by the First Amendment to the Lease, dated as of October 25, 2006, and that certain Acknowledgement of Term Commencement Date and Term Expiration Date, dated as of May 7, 2007.  On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the Lease as of April 30, 2011.  As a result, the Company was in default on the Lease.  Additionally, on May 10, 2011, the Company received notice from the Landlord that the Company was in violation of the Lease for failure to pay rent as required under the Lease.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the Lease and future payments due for the remainder of the Term (as defined in the Lease) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement. Further, as discussed below, in October 2011 the Company paid on additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc.  The remainder of the Payoff Amount must be paid on or before the end of the Forbearance Period.  If the Company receives the remaining $500,000 milestone payment in connection with the IFF Agreement, the Company will use that amount to pay the Landlord the remainder of the Payoff Amount, which was $372,500 as of the date of this filing.  If the Company does not pay the Payoff Amount prior to the end of the Forbearance Period, the Company shall continue to be directly liable for repayment in full of all payments due under the Lease.

On September 30, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Opertech Bio, Inc. (the “Purchaser”).  Pursuant to the Agreement, and subject to the terms and conditions contained therein, the Company sold certain operating assets and transferred certain liabilities and obligations to the Purchaser which relate to the Company’s taste modulator technology, including its Microtiter Operant Gustometer (“MOG”) technology.  As consideration for the sale of the assets under the Agreement, the Company received at closing a cash payment in the amount of $27,500 (the “Closing Payment”).  Pursuant to the Company’s obligations under the Settlement Agreement, in October 2011, the Company paid the entirety of the Closing Payment to the Landlord.  In addition, if, during the one year period following the effective date of the Agreement, the Purchaser is sold or the Purchaser sells all or substantially all of the Technology (as defined in the Agreement) to an independent third party for proceeds greater than the sum of (i) the Closing Payment, and (ii) all capital invested in the Purchaser by its stockholders as of the date of such sale, then the Purchaser shall pay the Company an amount equal to 10% of the net proceeds from such sale transaction.  In connection with the Agreement, the Company terminated each of its employees that remained on the Company’s scientific staff and certain of such employees have become employees of the Purchaser.  As of the date of this filing, there is only one remaining employee of the Company.

As of the date of this filing, the Company had approximately $0.1 million of cash. The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through December 2011, which raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is continuing its efforts to reduce its liabilities and sell its remaining assets and is seeking debt or equity financings to enhance the Company’s liquidity position.

For the Company to fund its operations, achievement of the remaining milestone payment of $0.5 million from its license and commercialization agreement with IFF or additional equity and/or debt financing will be required before December 2011. There is no assurance that the milestone will be achieved or such financing will be available to the Company as needed, and as a result, it may need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve positive operating cash flow in the future, including the surrender of its rights to the IFF license and commercialization agreement.

Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive offers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company recorded a reduction to general and administrative expenses of approximately $51,000 during the three months ended September 30, 2011.  Beginning September 1, 2011, the Company agreed to compensate its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903. As of September 30, 2011, we had one remaining employee, our Chief Financial Officer, now employed on a part-time basis.

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

Research and Development

Given its lack of resources, the Company is not currently performing any research and development activities. Previously, our research and development expenses consisted primarily of internal costs associated with our taste modulator and diabetes research programs as well as amounts paid to third parties to conduct research on our behalf. Our internal research and development costs were comprised of salaries and related benefits, facilities and depreciation on laboratory equipment, compound acquisition costs and research supplies. We charge research and development costs to operations as incurred.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related benefit expenses for business development, financial, legal and other administrative functions. In addition, we incur external costs for professional fees for legal, patent, accounting and investor relations services.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Research and Grant Revenue.  For the three months ended September 30, 2011, we recorded revenue of $25,000 which was earned in connection with a research and development agreement relating to the Company’s taste modulator technology.  The research and development agreement, related rights and work in progress was transferred to Opertech Bio, Inc. during the three months ended September 30, 2011.  As such, the Company has no future continuing involvement related to this program.  For the three months ended September 30, 2010, we did not record any revenue.  As of September 30, 2011, the Company does not have any current sources of revenue other than the potential cash-flow from its license and commercialization agreement with IFF.

Research and Development Expenses.  Our research and development expenses were $0.1 million for the three months ended September 30, 2011 compared to $0.8 million for the three months ended September 30, 2010. The decrease in expenses was primarily attributable to reductions in payroll expense, laboratory supplies and services provided by contract research organizations. Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment.  As of September 30, 2011, the Company is no longer performing any research activities.

General and Administrative Expenses.  Our general and administrative expenses were $0.1 million for the three months ended September 30, 2011 compared to $0.9 million for the three months ended September 30, 2010.   The decrease in expense was primarily attributable to reductions in salary expense and related benefits and reductions in professional fees in addition to a reduction of the accrued deferred compensation for the Company’s executive officers which resulted in a decrease of approximately $51,000 to general and administrative expenses during the three months ended September 30, 2011.

Interest Expense.  Interest expense for the three months ended September 30, 2010 was less than $0.1 million.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with a finance company which terminated the Company’s Loan and Security Agreement.  As such, there was no interest expense during the three months ended September 30, 2011.

Other Income.  During the three months ended September 30, 2011, the Company recorded Other income of $0.1 million.  During the three months ended September 30, 2011, the Company received a payment of $50,000 in connection with a research and development program relating to the Company’s taste modulator technology.  Additionally, during the three months ended September 30, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Opertech Bio, Inc. (the “Purchaser”).  Pursuant to the Agreement, and subject to the terms and conditions contained therein, the Company sold certain operating assets and transferred certain liabilities and obligations to the Purchaser which relate to the Company’s taste modulator technology, including its Microtiter Operant Gustometer (“MOG”) technology.  Based on the terms of the Agreement, the corresponding research and development agreement and all related rights and work in progress associated with the research and development agreement was transferred to the Purchaser, with the exception of the $50,000 payment received by the Company.  As the Company has no future continuing involvement with the research program, the $50,000 payment was included in Other income in the Company’s Statements of Operations for the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Company entered into a series of agreements with certain of the Company’s creditors.  The creditors agreed to accept an aggregate amount in full and complete satisfaction of the outstanding balances owed to such creditors.  As a result of these agreements, the Company recorded a gain of approximately $9,000 which is included in Other income in the Company’s Statements of Operations for the three months ended September 30, 2011.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Research, Grant and License Revenue.  For the nine months ended September 30, 2011 we recorded revenue of $25,000 which was earned in connection with a research and development agreement relating to the Company’s taste modulator technology.  The research and development agreement, related rights and work in progress was transferred to Opertech Bio, Inc. during the three months ended September 30, 2011.  As such, the Company has no future continuing involvement related to this program.  For the nine months ended September 30, 2010, we recorded revenue of $0.5 million from the upfront payment we received in connection with the IFF Agreement that we signed in June 2010 for the development, manufacture, use and commercialization of RP44.  IFF will have exclusive rights, for five years, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. As of September 30, 2011, the Company has no future performance obligations under the IFF Agreement.  As of September 30, 2011, the Company does have any current sources of revenue other than the potential cash-flow from its license and commercialization agreement with IFF.

Research and Development Expenses.   Our research and development expenses were $1.0 million for the nine months ended September 30, 2011 compared to $2.5 million for the nine months ended September 30, 2010.   The decrease in expenses was primarily attributable to reductions in payroll, laboratory supplies and services provided by contract research organizations.  Our internal research and development costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment and research supplies.  As of September 30,2011, the Company is no longer performing research activities.

General and Administrative Expenses.  Our general and administrative expenses were $1.8 million for the nine months ended September 30, 2011 compared to $2.9 million for the nine months ended September 30, 2010.  A reduction in professional fees and payroll expense was offset by $0.4 million of expense related to the liability to terminate the lease of the Company’s leased facility, as well as approximately $0.2 million of expense for the write off of the security deposit related to this leased facility.

Interest Expense.  Interest expense decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. On May 11, 2011, the Company entered into a Discounted Payoff Agreement with a finance company which terminated the Company’s Loan and Security Agreement.  As such, there was lower interest expense during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Income Tax Benefit. During the nine months ended September 30, 2011, the Company sold $5.3 million of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $0.4 million recorded in the Company’s Statements of Operations.  During the nine months ended September 30, 2010, the Company sold $0.1 million of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $0.1 million recorded in the Company’s Statements of Operations.

Other Income.  During the nine months ended September 30, 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of $0.3 million.  As a result of this transaction, the Company recorded a gain on sale of these assets of $0.2 million which is included in Other income in the Company’s Statements of Operations for the nine months ended September 30, 2011.

As noted above, during the nine months ended September 30, 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement entered into between Redpoint and a finance company.  Accordingly, $0.1 million of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $0.6 million as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.  In addition, there was a nominal balance of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $0.6 million which is included in Other income in the Company’s Statements of Operations for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company entered into a series of agreements with several of the Company’s largest creditors.  The creditors agreed to accept an aggregate amount of $0.1 million in full and complete satisfaction of $0.8 million of outstanding balances owed to such creditors.  As a result of these agreements, the Company recorded a gain of $0.7 million which is included in Other income in the Company’s Statements of Operations for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Since inception in 1995, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2011. As of September 30, 2011, we had an accumulated deficit of $57.6 million and we anticipate incurring additional losses for the foreseeable future. Through September 30, 2011, substantially all of our cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. We expect that substantially all of our cash-flow for the foreseeable future will come from our license and commercialization agreement with IFF. However, there can be no assurance that we will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements. We had approximately $0.1 million of cash at September 30, 2011.

Since inception, we have used $43.5 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through September 30, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $11.4 million, government grants totaling $2.0 million, and capital equipment and working capital financing totaling $3.6 million.

We believe that our current capital resources are only sufficient to meet our operating and capital requirements through December 2011, which raises substantial doubt about our ability to continue as a going concern. We are continuing our efforts to reduce our liabilities and sell our remaining assets and are seeking debt or equity financings to enhance our liquidity position.  For the Company to fund its operations, achievement of the remaining milestone payment of $0.5 million from our license and commercialization agreement with IFF or additional equity and/or debt financing will be required before December 2011. There is no assurance that the milestone will be achieved or such financing will be available to the Company as needed, and as a result, we may need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business.  If we are unable to obtain additional capital on acceptable terms when needed, we will be unable to satisfy our existing obligations and may be required to take actions that harm our business including possibly the surrender of our rights to the IFF license and commercialization agreement.

In connection with our strategy of reducing liabilities and selling our remaining assets, in April 2011, we sold a portion of our property and equipment through an auction process and received cash proceeds of approximately $0.3 million.  In order to conserve cash, effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive offers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  Beginning September 1, 2011, the Company agreed to compensate its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903. As of September 30, 2011, we had one remaining employee, our Chief Financial Officer, now employed on a part-time basis.

In September 2008, we entered into a Loan and Security Agreement with CIT Healthcare LLC that provided for borrowings of up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which could have been used for general corporate working capital purposes. During 2008, we borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital.  During the nine months ended September 30, 2011, certain scheduled repayments of amounts outstanding under the Loan and Security Agreement were not made.  Based on the terms of the Loan and Security Agreement, this was considered an Event of Default (as defined in the Loan and Security Agreement) and the finance company had the option to declare all amounts outstanding immediately due and payable.  In April 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement.  Accordingly, approximately $85,000 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  Further, on May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company are deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment shall be deemed released and terminated.  In addition, there was a balance of $14,000 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $578,000 which is included in Other income in the Company’s Statements of Operations for the nine months ended September 30, 2011.

On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the lease agreement as of April 30, 2011.  As a result, the Company was in default on its facility lease agreement.  Additionally, on May 10, 2011, the Company received notice from BMR-7 Graphics Drive LLC (the “Landlord”) that the Company was in violation of its facility lease for failure to pay rent as required under the lease.  On June 30, 2011, the Landlord filed suit in the Superior Court of New Jersey, Special Civil Part, Landlord Tenant section against the Company, alleging breach of a lease and seeking damages pursuant to that alleged breach.  The case has been marked as settled with a Consent Order dismissing the case to be submitted as part of the settlement.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the lease agreement and future payments due for the remainder of the Term (as defined in the lease agreement) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  As a result, the Company has recorded an expense of $425,000 during the nine months ended September 30, 2011, which is included in general and administrative expenses on the Company’s Statements of Operations.  Additionally, the Company had recorded a security deposit of $250,000 and a deferred rent liability of $76,000 that was recorded in other assets and accrued expenses, respectively, at the time that the Company no longer occupied the leased facility.  Due to management’s estimate of the recoverability of those amounts, the amounts were written off during the nine months ended September 30, 2011, and the difference of $174,000 was included in general and administrative expenses on the Company’s Statements of Operations during the nine months ended September 30, 2011.  In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement.  Based on the above, the Company has recorded an unused lease space accrual of $400,000 on the Company’s Balance Sheets at September 30, 2011.  Further, in October 2011, the Company paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc.  The remainder of the Payoff Amount must be paid on or before the end of the Forbearance Period.  If the Company receives the remaining $500,000 milestone payment in connection with the IFF Agreement, the Company will use that amount to pay the Landlord the remainder of the Payoff Amount, which was $372,500 as of the date of this filing.  If the Company does not pay the Payoff Amount prior to the end of the Forbearance Period, the Company shall continue to be directly liable for repayment in full of all payments due under the lease agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.  During the three and nine months ended September 30, 2011, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of September 30, 2011.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the three and nine months ended September 30, 2011.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the date of this filing, we had one remaining employee, our Chief Financial Officer, now employed on a part-time basis. Our limited resources could potentially impact our disclosure controls and procedures in the future which could have a material effect on our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the lease agreement as of April 30, 2011.  As a result, the Company was in default on its facility lease agreement.  Additionally, on May 10, 2011, the Company received notice from BMR-7 Graphics Drive LLC (the “Landlord”) that the Company was in violation of its facility lease for failure to pay rent as required under the lease.  On June 30, 2011, the Landlord filed suit in the Superior Court of New Jersey, Special Civil Part, Landlord Tenant section against the Company, alleging breach of a lease and seeking damages pursuant to that alleged breach.  The case has been marked as settled with a Consent Order dismissing the case to be submitted as part of the settlement.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the lease agreement and future payments due for the remainder of the Term (as defined in the lease agreement) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  As a result, the Company has recorded an expense of $425,000 during the nine months ended September 30, 2011, which is included in general and administrative expenses on the Company’s Statements of Operations.  In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement and the remainder of the Payoff Amount must be paid on or before the end of the Forbearance Period.  If the Company does not pay the Payoff Amount prior to the end of the Forbearance Period, the Company shall continue to be directly liable for repayment in full of all payments due under the lease agreement.

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

ITEM 1A. RISK FACTORS

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q for the quarters ended June 30, 2011 and March 31, 2011. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related To Our Business and Our Industry

As of September 30, 2011, we had approximately $0.1 million of cash. As of the date of filing this quarterly report on Form 10-Q, we have approximately $0.1 million of cash. We will need to achieve the remaining $0.5 million milestone from our license and commercialization agreement with IFF or raise substantial additional capital before December 2011 to fund our future operations or we will be unable to satisfy our obligations and continue our business.

We cannot be certain that we will achieve the remaining $0.5 million milestone payment from IFF or that additional financing will be available on acceptable terms, or at all. In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business. If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to the IFF license and commercialization agreement or curtailing or ceasing operations.

Redpoint is a development-stage company. We have incurred losses since inception and may incur additional net losses for at least the next several years, even if we are able to raise additional funds necessary to continue our business.

Since our inception in 1995, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2011. As of September 30, 2011, we had an accumulated deficit of $57.6 million and anticipate incurring additional losses for the foreseeable future. Through September 30, 2011, substantially all of our cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. We expect that substantially all of our cash-flow for the foreseeable future will come from our license and commercialization agreement with IFF. However, there can be no assurance that we will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.

10.1

Forbearance and Settlement Agreement, by and between Redpoint Bio Corporation and BMR-7 Graphics Drive LLC, dated September 13, 2011 (Incorporated by reference to the Current Report on Form 8-K, filed on September 19, 2011).

31.1	Certification of principal executive officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal accounting and financial officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document Furnished herewith †

101.SCH	XBRL Taxonomy Extension Schema Document Furnished herewith †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Furnished herewith †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document Furnished herewith †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Furnished herewith †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Furnished herewith †

†                  Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDPOINT BIO CORPORATION

November 21, 2011	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.

10.1

Forbearance and Settlement Agreement, by and between Redpoint Bio Corporation and BMR-7 Graphics Drive LLC, dated September 13, 2011 (Incorporated by reference to the Current Report on Form 8-K, filed on September 19, 2011).

31.1	Certification of principal executive officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal accounting and financial officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document Furnished herewith †

101.SCH	XBRL Taxonomy Extension Schema Document Furnished herewith †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Furnished herewith †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document Furnished herewith †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Furnished herewith †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Furnished herewith †

†                  Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.