Form 10-K
period 2011-12-31
Redpoint Bio CORP
filed 2012-04-16
CIK 1328003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51708

REDPOINT BIO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3393959 (I.R.S. Employer Identification No.)
5501 Old York Road
Philadelphia, Pennsylvania	19141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215)456-2312

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2011, based on a $0.02 per share, the last reported sale price on the OTC Bulletin Board on that date, was approximately $1,098,300.

The number of shares of common stock, $0.0001 par value, of the registrant outstanding as of April 2, 2012 was 79,914,879 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K:

PART I

EXPLANATORY NOTE

On March 12, 2007, Redpoint Bio Corporation, or Redpoint, entered into the Agreement and Plan of Merger, dated as of March 12, 2007, by and among Redpoint, on the one hand, and Robcor Properties, Inc., a Delaware corporation, or Robcor, Robcor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Robcor, or Merger Sub, Robcor, LLC, a Kentucky limited liability company and wholly-owned subsidiary of Robcor, or Robcor, LLC, and Halter Financial Investments, L.P., a Texas limited partnership, and Michael Heitz, as stockholders of Robcor, on the other hand, referred to herein as the Reverse Merger Agreement. The transactions contemplated by the Reverse Merger Agreement (the “Closing”) were consummated on March 12, 2007 (the “Closing Date”).

Pursuant to the Reverse Merger Agreement, on the Closing Date, Merger Sub merged with and into Redpoint (the “Reverse Merger”), with Redpoint being the surviving corporation and becoming a wholly-owned subsidiary of Robcor, and the outstanding shares of capital stock, convertible notes and certain warrants to purchase capital stock of Redpoint were converted into shares of common stock of Robcor in accordance with the Delaware General Corporation Law (the “DGCL”) on the terms and conditions as set forth in the Reverse Merger Agreement. On May 3, 2007, Redpoint and Robcor entered into an Agreement and Plan of Merger in which Robcor, the former parent company of Redpoint after consummation of the Reverse Merger, merged with and into Redpoint. Such merger, referred to herein as the Reincorporation Merger, was deemed effective on June 15, 2007.

In this Annual Report on Form 10-K, unless the context specifically indicates otherwise:

•	“the Company,” “we,” “us,” “our,” “Redpoint,” and “Redpoint Bio” refer to Redpoint Bio Corporation;

•	“Robcor” refers to Robcor Properties, Inc. prior to the Reincorporation Merger effective on June 15, 2007; and

•	“Original Redpoint” refers to Redpoint Bio Corporation, the privately held entity, prior to the Reincorporation Merger effective on June 15, 2007.

ITEM 1. BUSINESS.

Overview

Redpoint Bio is a development stage company following a strategy focused on preserving the value of the License and Commercialization Agreement it entered into with International Flavors and Fragrances Inc., or IFF, a global leader in the food and beverage industry.  As part of this strategy, the Company continues its efforts to reduce its liabilities and sell its remaining assets. Given its lack of resources, the Company is not currently performing any research and development activities.

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

In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, through June 2015, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, we received an upfront payment of $0.5 million and we became eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding regulatory approval and supply. In addition to these milestone payments, we are eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. Regardless of the amount of RP44 purchased by IFF for use in products, in order to maintain their exclusive rights, IFF shall be required to pay us minimum royalties in the low six figure range for each twelve month period following the first commercial purchase of RP44 by IFF for use in products. IFF will continue to be responsible for the regulatory process and for costs associated with prosecuting and maintaining our intellectual property covering the sweetness enhancer. Unless terminated earlier pursuant to the agreement, the agreement continues in effect until the end of the Royalty Term.  The Royalty Term commences on the first commercial purchase by IFF (or any of its affiliates) of RP44 from a supplier under a supply agreement and ends on the fifth (5th) anniversary of the first purchase under the supply agreement, or, if a patent covering RP44 or Products (as defined in the agreement) has issued, such later date on which RP44 or such Product is no longer covered by a Valid Claim (as defined in the agreement) in any country in the Territory (as defined in the agreement).  In addition to standard termination rights provided to each party, after the third (3rd) anniversary of this agreement, IFF may terminate the agreement at any time upon ninety (90) days prior written notice to the Company.

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

In March 2011, IFF entered into an agreement with GLG Life Tech Corporation, or GLG, a global leader in the supply of high purity stevia extracts, to develop the extraction capability for high grade Reb C extract for use by IFF as a sweetness enhancer.  If the development proved successful, IFF and GLG also negotiated preliminary terms for a supply agreement, including exclusive supply to IFF for high-purity Reb C for use as a sweetness enhancer.  In December 2011, IFF notified us that the supply milestone was achieved, triggering the remaining $0.5 million payment which was received in December 2011. Although Reb C is currently derived from material found in the side stream of the Reb A production process there can be no assurance that it can be produced in large scale on an economically viable basis.

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

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2011. As of December 31, 2011, the Company had an accumulated deficit of $57.2 million and anticipates incurring additional losses for the foreseeable future. Through December 31, 2011, substantially all of the Company’s cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. The Company expects that substantially all of its cash-flow for the foreseeable future will come from its license and commercialization agreement with IFF. However, there can be no assurance that the Company will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements. Redpoint had approximately $127,000 of cash at December 31, 2011.

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

On November 28, 2005, the Company entered into a Lease (the “Lease”) with BMR-7 Graphics Drive LLC (the “Landlord”), which was amended by the First Amendment to the Lease, dated as of October 25, 2006, and that certain Acknowledgement of Term Commencement Date and Term Expiration Date, dated as of May 7, 2007.  On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the Lease as of April 30, 2011.  As a result, the Company was in default on the Lease.  Additionally, on May 10, 2011, the Company received notice from the Landlord that the Company was in violation of the Lease for failure to pay rent as required under the Lease.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the Lease and future payments due for the remainder of the Term (as defined in the Lease) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement. Further, as discussed below, in October 2011 the Company paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc.  In December 2011, we paid the remaining $372,500 of the Payoff Amount which was received in connection with the achievement of the supply milestone in accordance with the License and Commercialization Agreement entered into with IFF. As a result, we have no further obligations to the Landlord under the Lease or the Settlement Agreement.

On September 30, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Opertech Bio, Inc. (the “Purchaser”).  Pursuant to the Agreement, and subject to the terms and conditions contained therein, the Company sold certain operating assets and transferred certain liabilities and obligations to the Purchaser which relate to the Company’s taste modulator technology, including its Microtiter Operant Gustometer (“MOG”) technology.  As consideration for the sale of the assets under the Agreement, the Company received at closing a cash payment in the amount of $27,500 (the “Closing Payment”).  Pursuant to the Company’s obligations under the Settlement Agreement, in October 2011, the Company paid the entirety of the Closing Payment to the Landlord.  In addition, if, during the one year period following the effective date of the Agreement, the Purchaser is sold or the Purchaser sells all or substantially all of the Technology (as defined in the Agreement) to an independent third party for proceeds greater than the sum of (i) the Closing Payment, and (ii) all capital invested in the Purchaser by its stockholders as of the date of such sale, then the Purchaser shall pay the Company an amount equal to 10% of the net proceeds from such sale transaction.  In connection with the Agreement, the Company terminated each of its employees that remained on the Company’s scientific staff and certain of such employees have become employees of the Purchaser, including the Company’s current interim President and Chief Executive Officer and Chief Financial Officer, Scott Horvitz. Scott Horvitz also serves, on a part-time basis, as the President and Chief Executive Officer of Opertech Bio, Inc. As of the date of this filing, Mr. Horvitz is the only remaining employee of the Company.

As of the date of this filing, the Company had approximately $55,000 of cash. The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through May 2012, which raises substantial doubt about its ability to continue as a going concern.  The Company is continuing its efforts to reduce its liabilities and sell its remaining assets and is seeking debt or equity financings to enhance the Company’s liquidity position. The Company’s remaining assets are primarily comprised of intellectual property, compounds and other research tools associated with the TRPm5 discovery program for pharmaceutical products which the Company terminated in March of 2011 due to scientific reasons and financial constraints. The Company had previously terminated its program for TRPm5 taste modulators.

For the Company to fund its operations, we must receive significant royalties from our license and commercialization agreement with IFF or additional equity and/or debt financing will be required before May 2012. There is no assurance that significant royalties will be received or such financing will be available to the Company as needed, and as a result, it will need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve positive operating cash flow in the future, including the surrender of its rights to the IFF license and commercialization agreement.

Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive officers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company reduced the amounts that would have otherwise been owed to each executive officer by $141,000. In addition, on September 27, 2011, the Company mutually agreed with F. Raymond Salemme, PhD. (“Dr. Salemme”), the Company’s President and Chief Executive Officer, that Dr. Salemme shall resign as the Company’s President and Chief Executive Officer effective as of that date. Beginning on September 1, 2011, the Company is paying its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903. As of December 31, 2011, we had one remaining employee, our Interim President and Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis.

Competition and Competing Technologies

We believe RP44 is applicable to a wide range of food and beverage products representing many and diverse competitive companies and approaches. We face substantial competition from companies pursuing the commercialization of products relevant to sweet taste including leading flavor companies, such as International Flavors & Fragrances Inc. (“IFF”), Givaudan SA (“Givaudan”), Symrise and Firmenich. Senomyx and Chromocell are principally focused in the area of taste enhancement for food products and use a high throughput screening technology and synthetic chemistry to discover novel flavor enhancers, which they license to end users in the food industry. Nutrinova, a German ingredients company, is also developing a biotechnology approach to finding novel taste enhancers in collaboration with the German Biotechnology Research and Information Network. In certain instances we may also compete with companies who are commercializing Reb A. These companies include PureCircle Ltd and GLG Life Tech Corporation.

All of the above mentioned companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities than us.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage in biotechnology, biology or chemistry and could apply this technology to the discovery and development of sweet taste modulators. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with RP44.

Universities and public and private research institutions are also potential competitors. While these organizations primarily have educational objectives, they may develop proprietary technologies related to sweet taste enhancement or secure patent protection that we may need for the development of our technologies and products. We may attempt to license these proprietary technologies, but these licenses may not be available to us on acceptable terms, if at all, or we may not have the cash to pay for them.

Our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering sweet taste enhancers that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render RP44 obsolete.

Regulatory Process

Regulatory Approval for New Food Flavors and Flavor Modifiers

In the United States, novel flavoring compounds, flavor enhancers and taste modulators intended for use in foods are regulated under provisions of the Federal Food, Drug, and Cosmetic Act administered by the FDA. In situations where compounds to be introduced as flavorings into food products are to be administered at low levels and in defined quantities, safety review can first be obtained through the GRAS (Generally Recognized As Safe) process, which can involve FEMA, other independent panels of experts, and/or FDA.

The GRAS process was established by the 1958 Food Additive Amendments to the Federal Food, Drug, and Cosmetic Act. GRAS ingredients are those which have been found to be generally recognized as safe by “experts qualified by scientific training and experience to evaluate the safety of substances directly or indirectly added to food” (21 CFR 570.30). These experts can be convened by any source, including FDA, industry (individual or corporation), or a trade association such as FEMA. The FEMA GRAS Panel, which has existed since 1960, has recognized many ingredients as GRAS. This process is the predominant process used to determine the GRAS status of synthetic and natural compounds that modify taste and/or flavor in the United States.

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

Intellectual Property

We currently own or have licenses to ten issued U.S. patents and two issued foreign patents, none of which, given the changes in our business focus, remain material to our core business. Also, we own over 53 U.S. and foreign patent applications pending. Due to recent scientific developments and financial constraints, we are no longer pursuing certain of our core scientific programs that we have historically been focusing on developing. Going forward we remain eligible to receive royalty payments under the License and Commercialization Agreement with IFF for RP44. Although we do not have any patents covering RP44, we have 25 applications pending.

Collaborative and Licensing Arrangements

International Flavor & Fragrances Inc.

In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, through June 2015, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, we received an upfront payment of $0.5 million and we became eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding regulatory approval and supply. In addition to these milestone payments, we are eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. Regardless of the amount of RP44 purchased by IFF for use in products, in order to maintain their exclusive rights, IFF shall be required to pay us minimum royalties in the low six figure range for each twelve month period following the first commercial purchase of RP44 by IFF for use in products. IFF will continue to be responsible for the regulatory process and for costs associated with prosecuting and maintaining our intellectual property covering the sweetness enhancer. Unless terminated earlier pursuant to the agreement, the agreement continues in effect until the end of the Royalty Term.  The Royalty Term commences on the first commercial purchase by IFF (or any of its affiliates) of RP44 from a supplier under a supply agreement and ends on the fifth (5th) anniversary of the first purchase under the supply agreement, or, if a patent covering RP44 or Products (as defined in the agreement) has issued, such later date on which RP44 or such Product is no longer covered by a Valid Claim (as defined in the agreement) in any country in the Territory (as defined in the agreement).  In addition to standard termination rights provided to each party, after the third (3rd) anniversary of this agreement, IFF may terminate the agreement at any time upon ninety (90) days prior written notice to the Company.

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

In March 2011, IFF entered into an agreement with GLG Life Tech Corporation, or GLG, a global leader in the supply of high purity stevia extracts, to develop the extraction capability for high grade Reb C extract for use by IFF as a sweetness enhancer.  If the development proved successful, IFF and GLG also negotiated preliminary terms for a supply agreement, including exclusive supply to IFF for high-purity Reb C for use as a sweetness enhancer.  In December 2011, IFF notified us that the supply milestone was achieved, triggering the remaining $0.5 million payment which was received in December 2011. Although Reb C is currently derived from material found in the side stream of the Reb A production process there can be no assurance that it can be produced in large scale on an economically viable basis.

Strategy

We are following a strategy focused on preserving the value of the License and Commercialization Agreement we entered into with IFF. As part of this strategy, we are continuing our efforts to reduce our liabilities and sell our remaining assets. These remaining assets are primarily comprised of intellectual property, compounds and other research tools associated with the TRPm5 discovery program for pharmaceutical products which we terminated in March of 2011 due to scientific reasons and financial constraints. We had previously terminated our program for TRPm5 taste modulators.

IFF has exclusive rights for the development, manufacture, use and commercialization of RP44 through June 2015. After the expiration of the exclusivity term, our strategy may include licensing RP44 to other major ingredient suppliers, or food and beverage companies. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize RP44.

Employees

As of December 31, 2011, we had one remaining employee, our Interim President and Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis. We also retain outside consultants.

Our Executive Officers and Directors

The following table identifies our current executive officers and directors:

Name	Age	Capacities in Which Served	In Current Position Since
Scott M. Horvitz(1)	53	Interim President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary	2007
Richard P. Shanley, CPA(2)	64	Chairman of the Board	2007
Robert Chefitz(3)	52	Director	2007
Allen Bloom, Ph.D.(4)	68	Director	2007

(1)	Scott M. Horvitz became Robcor’s Chief Financial Officer, Treasurer and Secretary on March 12, 2007 and became its Interim President and Chief Executive Officer on November 18, 2011. Mr. Horvitz has been the Original Redpoint’s Chief Financial Officer, Corporate Secretary and Treasurer since July 2004. Mr. Horvitz has approximately 25 years of experience in accounting and financial management of biotechnology companies, including the management of initial public offerings with his two previous companies. Mr. Horvitz also currently serves, on a part time basis, as the President and Chief Executive Officer of Opertech Bio, Inc. Prior to becoming Chief Financial Officer of Original Redpoint, Mr. Horvitz was a consultant to Original Redpoint from August 2003 to June 2004. Previously, Mr. Horvitz co-founded 3-Dimensional Pharmaceuticals, Inc. where he worked from September 1993 until its acquisition by Johnson & Johnson in July 2003, most recently serving as its Chief Financial Officer and Corporate Secretary and Treasurer. Prior to 3DP, Mr. Horvitz was the Executive Director of Finance and Human Resources with Magainin Pharmaceuticals. Mr. Horvitz holds a B.S. in Accounting from the University at Albany and is a Certified Public Accountant. Mr. Horvitz served on the Board of Directors of Protez Pharmaceuticals, Inc. and was the Chairman of its Audit Committee from 2004 until its acquisition by Novartis in 2008.

(2)	Richard P. Shanley, CPA was appointed as a director on September 12, 2007, and as Chairman of the Board on February 23, 2010. Mr. Shanley, a Certified Public Accountant in New York, retired from public accounting at the end of 2006, having completed a 31 year career at Deloitte & Touche LLP and Eisner LLP, with a combined total of 25 years as a Partner at the two firms. During his career, Mr. Shanley served as lead audit partner on numerous engagements for both public and private companies, including those requiring application of Sarbanes-Oxley Section 404, as well as public stock offerings, primarily for biotechnology, pharmaceutical and high-tech companies. Mr. Shanley is a recognized authority on financing for emerging growth companies and is a published author of Financing Technology’s Frontier. He has spoken at industry meetings and is actively involved in organizations including the Biotech Council of New Jersey, the New York Biotechnology Association, the Connecticut Venture Group, the Biotechnology Industry Organization, and others. Mr. Shanley is currently serving as the chair of the New York State Society of CPA’s Professional Ethics Committee. Mr. Shanley currently serves on the Board of Harris & Harris Group, Inc. He earned his B.S. degree from Fordham University and his M.B.A. in Accounting from Long Island University.

(3)	Robert Chefitz has been a General Partner of NJTC Venture Fund, SBIC, L.P., a private venture capital firm based in New Jersey that is a lead investor in seed and early stage companies in the region since April 2002. Prior to joining the NJTC Venture Fund, from February 1987 to October 2001, Mr. Chefitz was a partner at Apax Partners based in New York. Prior to Apax Partners, Mr. Chefitz was employed as an investment professional with Golder Thoma Cressey in Chicago. Mr. Chefitz is a past president of the New York Venture Association. Mr. Chefitz holds a B.A. in History from Northwestern University and a M.B.A. from Columbia University. In addition to Redpoint, Mr. Chefitz serves as a director on the boards at Hycrete Technologies, LLC, Achieve 3000, Point Blank Solutions, Inc., Westec Intelligent Surveillance, Alarm.com, The Ladders.com, and RightAnswers, Inc. Mr. Chefitz has been a director of Original Redpoint since 2003.

(4)	Allen Bloom, Ph.D. was appointed as a director on September 12, 2007. From 1994 until 2003, Dr. Bloom, a patent attorney, was a partner at the law firm of Dechert LLP, where he served as Co-Chair of the Intellectual Property Group and headed a patent practice group focusing on biotechnology, pharmaceuticals and medical devices. From 1985 until mid-1994, Dr. Bloom was Vice President, General Counsel and Secretary of The Liposome Company, Inc., where he managed patent, regulatory and licensing activities. Before that, Dr. Bloom served as Patent Attorney and Patent Counsel for Pfizer, Inc. and RCA Corporation, respectively. Dr. Bloom currently serves on the Board of the biopharmaceutical company Unigene Laboratories, Inc., where he is lead director. He earned his Ph.D. in organic chemistry from Iowa State University, a J.D. degree from New York Law School and a B.S. in Chemistry from Brooklyn College.

None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Corporate History

Redpoint was incorporated in August 1995 under the name of Linguagen Corp., based on the pioneering work of its scientific founder Robert Margolskee, M.D., Ph.D. Dr. Margolskee’s laboratory has made major discoveries in the molecular biology of taste signaling pathways. We have obtained exclusive licenses to certain technology patents, covering discoveries in his laboratory, from the Mount Sinai School of Medicine. We terminated this license agreement in April 2011 as we were no longer pursuing certain scientific programs associated with this technology.

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

Our principal executive offices are located at 5501 Old York Road, Philadelphia, Pennsylvania 19141. Our telephone number is (215) 456-2312. Our website address is www.redpointbio.com. The information contained on our website is not incorporated by reference into, and does not form any part of, this annual report.

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

Risks Related To Our Business and Our Industry

As of December 31, 2011, we had approximately $127,000 of cash. As of the date of filing this annual report on Form 10-K, we have approximately $55,000 of cash. Although we received the remaining $0.5 million milestone payment from our license and commercialization agreement with IFF on December 13, 2011, we do not have sufficient capital to fund our future operations beyond May 2012 or to satisfy our obligations and continue our business.

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

We will need substantial additional funding for our future operations. If we are unable to obtain the funds necessary to do so in the near term, we may be unable to continue our business.

We believe that our current capital resources are only sufficient to meet our operating and capital requirements through May 2012. Our future requirements will depend on many factors, including:

•	IFF’s ability and willingness, to formulate RP44 into food and beverage products;

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing RP44;

•	competing technological and market developments; and

•	our ability to establish and maintain arrangements with third parties to assist in bringing RP44 to market and the cost of such arrangements.

There can be no assurance that we will not need additional capital sooner than currently anticipated.

Redpoint is a development-stage company. We have incurred losses since inception and may incur additional net losses for at least the next several years, even if we are able to raise additional funds necessary to continue our business.

Since our inception in 1995, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2011. As of December 31, 2011, we had an accumulated deficit of $57.2 million and anticipate incurring additional losses for the foreseeable future. Through December 31, 2011, substantially all of our cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. We expect that substantially all of our cash-flow for the foreseeable future will come from our license and commercialization agreement with IFF. However, there can be no assurance that we will receive any cash-flow from IFF or enter into any equity financings or other license agreements or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

We are an early stage company and currently have no products available for sale. RP44 may require additional research, development, testing, and/or regulatory approvals before marketing. IFF may be unable to develop, obtain or maintain regulatory approval or market RP44. If commercialization of RP44 is delayed or fails, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

We currently do not sell any products to third parties and, except for RP44, do not expect to have any products commercially available. You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. RP44 may require additional research and development, testing and regulatory review and/or approvals clearances before marketing. There are many reasons that RP44 may fail or not advance to commercialization, including the possibility that:

•	RP44 may be ineffective, unsafe or associated with unacceptable side effects;

•	RP44 may fail to maintain or receive the necessary regulatory approvals or otherwise fail to meet applicable regulatory standards;

•	experts may not agree that RP44 is generally recognized as safe;

•	RP44, may be too expensive to develop, manufacture or market;

•	other parties may hold or acquire proprietary rights that could prevent us or our potential collaborators from developing or marketing RP44;

•	our current and potential collaborators may withdraw support for or otherwise impair the development and commercialization of RP44; or

•	others may develop equivalent or superior products.

In addition, we, or our collaborators, may not succeed in developing RP44 with the appropriate attributes required for use in successful commercial products. Successful taste modulators require, among other things, appropriate biological activity, including the correct properties for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful taste enhancers must also be cost-efficient. We may not be able to develop RP44 that meet these criteria.

If the commercialization of RP44 is delayed or we fail to successfully develop and commercialize it, our financial condition may be negatively affected, and we may have to curtail or cease our operations.

We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize RP44.

IFF has exclusive rights for the development, manufacture, use and commercialization of RP44 through June 2015. After the expiration of the exclusivity term, our strategy may include licensing RP44 to other major ingredient suppliers, or food and beverage companies. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize RP44.

We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize RP44. For example, we were unable to renew our one year research agreement with The Coca-Cola Company in 2008 and our agreement with Givaudan ended on May 1, 2009. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market RP44. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize RP44.

We expect to rely on IFF to perform a number of activities relating to the development and commercialization of RP44, including the manufacturing of product materials, and marketing and distribution of any successfully developed products. In addition, if IFF withdraws support for RP44 our business could be negatively affected. To the extent we undertake any of these activities internally, our expenses may increase.

If we or our collaborators are unable to obtain and/or maintain the GRAS determination or regulatory approval required before RP44 can be incorporated into products that are sold, we would be unable to commercialize RP44 and our business would be adversely affected.

In the United States, novel flavoring compounds, flavor enhancers and taste modulators intended for use in foods are regulated under provisions of the Federal Food, Drug, and Cosmetic Act administered by the FDA. In situations where compounds to be introduced as flavorings into food products are to be administered at low levels and in defined quantities, safety review can first be obtained through the GRAS (Generally Recognized As Safe) process, which can involve FEMA, other independent panels of experts, and/or FDA.

The GRAS process was established by the 1958 Food Additive Amendments to the Federal Food, Drug, and Cosmetic Act. GRAS ingredients are those which have been found to be generally recognized as safe by “experts qualified by scientific training and experience to evaluate the safety of substances directly or indirectly added to food” (21 CFR 570.30). These experts can be convened by any source, including FDA, industry (individual or corporation), or a trade association such as FEMA. The FEMA GRAS Panel, which has existed since 1960, has recognized many ingredients as GRAS. This process is the predominant process used to determine the GRAS status of synthetic and natural compounds that modify taste and/or flavor in the United States.

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

Sales of RP44 outside of the United States will be subject to foreign regulatory requirements. In most cases, whether or not a GRAS determination or FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. A GRAS determination or FDA approval in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

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

Even though IFF received GRAS determination to incorporate RP44 into products, those products may never be commercially successful.

Our success depends to a significant degree upon the commercial success of packaged food and beverage products incorporating RP44. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. Many factors may affect the market acceptance and commercial success of any potential products incorporating RP44, including:

•	health concerns, whether actual or perceived, or unfavorable publicity regarding RP44

•	the timing of market entry of RP44 as compared to competitive products;

•	the rate of adoption of products containing RP44; and

•	any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for products incorporating RP44.

We will rely on third parties to manufacture RP44. There can be no guarantee that IFF can obtain sufficient and acceptable quantities of RP44 on acceptable terms, which may delay or impair their ability to develop, test and market such products.

Our business strategy relies on third parties to manufacture and produce RP44 in accordance with good manufacturing practices established by the FDA, or similar regulations in other countries. RP44 may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than our product candidates. These third parties also may not deliver sufficient quantities of RP44, manufacture RP44 in accordance with specifications, or comply with applicable government regulations. In March 2011, IFF entered into an agreement with GLG Life Tech Corporation, or GLG, a global leader in the supply of high purity stevia extracts, to develop the extraction capability for high grade Reb C extract for use by IFF as a sweetness enhancer.  If the development proved successful, IFF and GLG also negotiated preliminary terms for a supply agreement, including exclusive supply to IFF for high-purity Reb C for use as a sweetness enhancer.  In December 2011, IFF notified us that the supply agreement was signed. Although Reb C is currently derived from material found in the side stream of the Reb A production process there can be no assurance that it can be produced in large scale on an economically viable basis.

Many potential competitors, including those who have greater resources and experience than we do, may develop products or technologies that make ours obsolete or noncompetitive.

We believe RP44 is applicable to a wide range of food and beverage products representing many and diverse competitive companies and approaches. We face substantial competition from companies pursuing the commercialization of products relevant to sweet taste including leading flavor companies, such as International Flavors & Fragrances Inc. (“IFF”), Givaudan SA (“Givaudan”), Symrise and Firmenich. Senomyx and Chromocell are principally focused in the area of taste enhancement for food products and use a high throughput screening technology and synthetic chemistry to discover novel flavor enhancers, which they license to end users in the food industry. Nutrinova, a German ingredients company, is also developing a biotechnology approach to finding novel taste enhancers in collaboration with the German Biotechnology Research and Information Network. In certain instances we may also compete with companies who are commercializing Reb A. These companies include PureCircle Ltd and GLG Life Tech Corporation.

All of the above mentioned companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities than us.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage in biotechnology, biology or chemistry and could apply this technology to the discovery and development of sweet taste modulators. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with RP44.

Universities and public and private research institutions are also potential competitors. While these organizations primarily have educational objectives, they may develop proprietary technologies related to sweet taste enhancement or secure patent protection that we may need for the development of our technologies and products. We may attempt to license these proprietary technologies, but these licenses may not be available to us on acceptable terms, if at all, or we may not have the cash to pay for them.

Our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering sweet taste enhancers that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render RP44 obsolete.

If we are unable to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing or pursue collaborations.

We are highly dependent on Scott Horvitz, our Interim President and Chief Executive Officer and Chief Financial Officer. To pursue our business strategy, we may need to hire or otherwise engage qualified personnel and managers, including personnel with expertise in development, government regulation, manufacturing, marketing and sales. Competition for qualified personnel is intense among companies, academic institutions and other organizations.

We may be sued for product liability, which could adversely affect our business.

Because our business strategy involves the development and sale by either us or our collaborators of RP44, we may be sued for product liability. We may be held liable if any product we develop and commercialize, or any product our collaborators commercialize that incorporates RP44, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we performed and the FEMA GRAS determination IFF obtained for RP44 will not protect us from any such liability.

If we and our collaborators commence sale of commercial products we may need to obtain product liability insurance, and this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborators. We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur as a result of our modulators. Any indemnification we receive from such collaborators for product liability that does not arise from our taste modulators or pharmaceutical products may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by RP44 or products incorporatingRP44, our liability could exceed our total assets.

Risks Related To Intellectual Property

If RP44 is not effectively protected by valid, issued patents or if we are not otherwise able to protect our proprietary information and technologies, it could harm our business.

The success of our operations will depend in part on our ability and that of our licensors to:

•	obtain patent protection for RP44 both in the United States and in other countries with substantial markets;

•	maintain patents once obtained;

•	maintain trade secrets and operate without infringing upon the intellectual property rights of others; and

•	obtain appropriate licenses upon reasonable terms to patents or proprietary rights held by others that are necessary or useful to us in commercializing our technology, both in the United States and in other countries with substantial markets.

In the event we are not adequately able to protect our intellectual property and proprietary information, our business will be materially harmed.

We may not have adequate protection for our unpatented proprietary information, which could adversely affect our competitive position.

In addition to patents, we will substantially rely on trade secrets, know-how and licensing opportunities to develop and maintain our competitive position. However, it is conceivable that others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we may enter into confidentiality agreements with employees, consultants and potential collaborators. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could hinder us from developing or commercializing our product candidates.

Our ability to compete in the ingredient, food and beverage market may decline if we do not adequately protect RP44.

Because of the substantial length of time and expense associated with the development of new products, we, along with the rest of the ingredient, food and beverage industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes. Our success depends in part on our ability to obtain and maintain intellectual property that protects RP44. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of sequences and or structures relating to taste receptors, proteins, chemical synthesis techniques, compounds and methods for using them to modulate taste for which we seek patent protection. No consistent pattern regarding the allowability or scope of claims in many of our pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

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

Many of the patent applications with filed by us and IFF were filed recently with the United States Patent and Trademark Office and many have not been substantively examined and may not result in patents being issued. It is difficult to predict whether any of our or our licensors’ applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims. In addition, the disclosure in our or our licensors’ patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, it is difficult to predict whether any of our or our licensors’ applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents. Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents. Our and our licensors’ patent applications may not issue as patents that will provide us with any protection or competitive advantage.

Disputes concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and extremely costly.

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

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

•	our ability to discover and develop taste modulators;

•	our ability or the ability of our product discovery and development collaborators, to incorporate RP44 into packaged food and beverage products;

•	our receipt of commercialization payments in any particular period;

•	the ability and willingness of collaborators to commercialize products incorporating RP44, on expected timelines, or at all;

•	our ability to enter into product discovery and development collaborations and technology collaborations, or to extend the terms of any existing collaboration agreements, and our payment obligations, expected revenue and other terms of any other agreements of this type;

•	our ability, or our collaborators’ ability, to successfully satisfy all pertinent regulatory requirements;

•	the demand for our future products and our collaborators’ products containing RP44; and

•	general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.

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

As of December 31, 2011, there were 16.5 million shares of common stock underlying options that have been or may be granted pursuant to the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan. As of December 31, 2011, there were 3.9 million warrants outstanding to purchase shares of common stock. If the remaining warrants are exercised or converted, or if the options are exercised, you may experience dilution in the net tangible book value of our common stock.

Directors and officers of the Company have a high concentration of our common stock ownership.

Based on the aggregate number of shares of our common stock that are outstanding as of December 31, 2011, our officers and directors beneficially own approximately 12.96% of our outstanding common stock and our 5% stockholders beneficially own approximately 27.65% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Lease Agreement for Office and Laboratory Space in Ewing, New Jersey

On November 28, 2005, we entered into a lease agreement with BMR-7 Graphics Drive LLC (the “Landlord”) to lease office and laboratory space at 7 Graphics Drive in Ewing, New Jersey. The leased premises included approximately 18,000 square feet of office and laboratory space, and the annual base rent was $818,032, subject to annual increases of approximately 1%. Under the lease agreement, we also had to pay certain operating expenses associated with the leased premises. The term of the lease was ten years and commenced on May 7, 2007. We began to occupy the space at 7 Graphics Drive on May 21, 2007.

On April 30, 2011, we moved out of our leased facility in New Jersey and no longer occupied the facility as of that date.  We made rent payments through April 30, 2011 in connection with the lease agreement.  As a result, we were in default on our facility lease agreement.  Additionally, on May 10, 2011, we received notice from the Landlord that we were in violation of our facility lease for failure to pay rent as required under the lease.  On June 30, 2011, the Landlord filed suit in the Superior Court of New Jersey, Special Civil Part, Landlord Tenant section against us, alleging breach of a lease and seeking damages pursuant to that alleged breach. The case was marked as settled with a Consent Order dismissing the case to be submitted as part of the settlement.

On September 13, 2011, we entered into a Forbearance and Settlement Agreement (the “Settlement Agreement”) with the Landlord, whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the lease and future payments due for the remainder of the Term (as defined in the lease agreement) (approximately Five Million One Hundred Fifty Six Thousand Dollars ($5,156,000) in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of Four Hundred Twenty-Five Thousand Dollars ($425,000) (the “Payoff Amount”) prior to February 15, 2012.  On September 13, 2011, we paid Twenty-Five Thousand Dollars ($25,000) of the Payoff Amount in connection with the terms of the Settlement Agreement. In October 2011we paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc.  In December 2011, we paid the remaining $372,500 of the Payoff Amount which was received in connection with the achievement of the supply milestone in accordance with the License and Commercialization Agreement entered into with IFF. As a result, we have no further obligations to the Landlord under the lease agreement or the Settlement Agreement.

Lease Agreement for Office and Laboratory Space in Philadelphia, Pennsylvania

On September 30, 2005, we entered into an agreement with Albert Einstein Healthcare Network, or AEHN, to use AEHN’s laboratory space located at 5501 Old York Road, Philadelphia, Pennsylvania. The term expired in September 2009. From the time the term expired through September 2011, we occupied approximately 1,000 square feet of office and laboratory space and paid rent on a month-to-month basis of approximately $1,500 per month. In connection with the Asset Purchase Agreement we entered into in September of 2011 with Opertech Bio, Inc., Opertech agreed to assume the monthly costs associated with this space and has further agreed to store our remaining assets at this location for a period of not more than one year.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of the Company’s business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties. As of the date of this Annual Report on Form 10-K, Redpoint Bio is not a party to any material pending legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock currently trades on the OTCQB under the symbol “RPBC”. However, for the years ended December 31, 2010 and December 31, 2011, our common stock traded on the OTC Bulletin Board under the symbol “RPBC”.

The following table describes the per share range of high and low sale prices for shares of our common stock, as listed for quotation on the OTC Bulletin Board, for the periods indicated. Please note that this information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2011:	High	Low
Fourth quarter, ended December 31, 2011	$0.01	$0.01
Third quarter, ended September 30, 2011	0.02	0.01
Second quarter, ended June 30, 2011	0.05	0.02
First quarter, ended March 31, 2011	0.27	0.03

2010:	High	Low
Fourth quarter, ended December 31, 2010	$0.18	$0.08
Third quarter, ended September 30, 2010	0.19	0.09
Second quarter, ended June 30, 2010	0.25	0.12
First quarter, ended March 31, 2010	0.18	0.07

As of December 31, 2011, the closing price for our common stock was $0.01 per share. As of April 1, 2012, there were approximately 229 holders of record of our common stock. Our independent stock transfer agent is American Stock Transfer & Trust Company, located at 6201 15th Avenue, Brooklyn, New York 11219. Their telephone number is (800) 937-5449.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plan. Prior to the Reverse Merger, Original Redpoint maintained the Linguagen Corp. 2003 Stock Incentive Plan, which we refer to as the “2003 Stock Plan.” In connection with the adoption of the Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan, which we refer to as the “2007 Plan,” the 2003 Stock Plan merged with and into the 2007 Plan and no additional grants may be made under the 2003 Stock Plan. Outstanding grants under the 2003 Stock Plan continue in effect in accordance with their terms as in effect before March 12, 2007 (subject to such amendments as the Compensation Committee determines, consistent with the 2003 Stock Plan, as applicable).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans that have been approved by security holders(1)	6,969,531	$0.45	9,531,732
Equity compensation plans not approved by security holders	—		—
Total	6,969,531		9,531,732

(1)	Consists of the 2007 Plan.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the fiscal year ended December 31, 2011.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the fiscal year ended December 31, 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled “Item 1A. Risk Factors”.

Overview

Redpoint Bio is a development stage company following a strategy focused on preserving the value of the License and Commercialization Agreement it entered into with International Flavors and Fragrances, Inc. or IFF, a global leader in the food and beverage industry.  As part of this strategy, the Company continues its efforts to reduce its liabilities and sell its remaining assets. These remaining assets are primarily comprised of intellectual property, compounds and other research tools associated with the TRPm5 discovery program for pharmaceutical products which the Company terminated in March of 2011 due to scientific reasons and financial constraints. The Company had previously terminated its program for TRPm5 taste modulators. Given its lack of resources, the Company is not currently performing any research and development activities.

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

In June 2010, we entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, through June 2015, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, we received an upfront payment of $0.5 million and we became eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding regulatory approval and supply. In addition to these milestone payments, we are eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. Regardless of the amount of RP44 purchased by IFF for use in products, in order to maintain their exclusive rights, IFF shall be required to pay us minimum royalties in the low six figure range for each twelve month period following the first commercial purchase of RP44 by IFF for use in products. IFF will continue to be responsible for the regulatory process and for costs associated with prosecuting and maintaining our intellectual property covering the sweetness enhancer. Unless terminated earlier pursuant to the agreement, the agreement continues in effect until the end of the Royalty Term.  The Royalty Term commences on the first commercial purchase by IFF (or any of its affiliates) of RP44 from a supplier under a supply agreement and ends on the fifth (5th) anniversary of the first purchase under the supply agreement, or, if a patent covering RP44 or Products (as defined in the agreement) has issued, such later date on which RP44 or such Product is no longer covered by a Valid Claim (as defined in the agreement) in any country in the Territory (as defined in the agreement).  In addition to standard termination rights provided to each party, after the third (3rd) anniversary of this agreement, IFF may terminate the agreement at any time upon ninety (90) days prior written notice to the Company.

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

In March 2011, IFF entered into an agreement with GLG Life Tech Corporation, or GLG, a global leader in the supply of high purity stevia extracts, to develop the extraction capability for high grade Reb C extract for use by IFF as a sweetness enhancer.  If the development proved successful, IFF and GLG also negotiated preliminary terms for a supply agreement, including exclusive supply to IFF for high-purity Reb C for use as a sweetness enhancer.  In December 2011, IFF notified us that the supply milestone was achieved, triggering the remaining $0.5 million payment which was received in December 2011. Although Reb C is currently derived from material found in the side stream of the Reb A production process there can be no assurance that it can be produced in large scale on an economically viable basis.

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

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2011. As of December 31, 2011, the Company had an accumulated deficit of $57.2 million and anticipates incurring additional losses for the foreseeable future. Through December 31, 2011, substantially all of the Company’s cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. The Company expects that substantially all of its cash-flow for the foreseeable future will come from its license and commercialization agreement with IFF. However, there can be no assurance that the Company will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements. Redpoint had approximately $127,000 of cash at December 31, 2011.

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

On November 28, 2005, the Company entered into a Lease (the “Lease”) with BMR-7 Graphics Drive LLC (the “Landlord”), which was amended by the First Amendment to the Lease, dated as of October 25, 2006, and that certain Acknowledgement of Term Commencement Date and Term Expiration Date, dated as of May 7, 2007.  On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the Lease as of April 30, 2011.  As a result, the Company was in default on the Lease.  Additionally, on May 10, 2011, the Company received notice from the Landlord that the Company was in violation of the Lease for failure to pay rent as required under the Lease.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the Lease and future payments due for the remainder of the Term (as defined in the Lease) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement. Further, as discussed below, in October 2011 the Company paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc.  In December 2011, we paid the remaining $372,500 of the Payoff Amount which was received in connection with the achievement of the supply milestone in accordance with the License and Commercialization Agreement entered into with IFF. As a result, we have no further obligations to the Landlord under the Lease of the Settlement Agreement.

On September 30, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Opertech Bio, Inc. (the “Purchaser”).  Pursuant to the Agreement, and subject to the terms and conditions contained therein, the Company sold certain operating assets and transferred certain liabilities and obligations to the Purchaser which relate to the Company’s taste modulator technology, including its Microtiter Operant Gustometer (“MOG”) technology.  As consideration for the sale of the assets under the Agreement, the Company received at closing a cash payment in the amount of $27,500 (the “Closing Payment”).  Pursuant to the Company’s obligations under the Settlement Agreement, in October 2011, the Company paid the entirety of the Closing Payment to the Landlord.  In addition, if, during the one year period following the effective date of the Agreement, the Purchaser is sold or the Purchaser sells all or substantially all of the Technology (as defined in the Agreement) to an independent third party for proceeds greater than the sum of (i) the Closing Payment, and (ii) all capital invested in the Purchaser by its stockholders as of the date of such sale, then the Purchaser shall pay the Company an amount equal to 10% of the net proceeds from such sale transaction.  In connection with the Agreement, the Company terminated each of its employees that remained on the Company’s scientific staff and certain of such employees have become employees of the Purchaser, including the Company’s current interim President and Chief Executive Officer and Chief Financial Officer, Scott Horvitz, who also serves, on a part-time basis, as the President and Chief Executive Officer of Opertech, Bio Inc. As of the date of this filing, Mr. Horvitz is the only remaining employee of the Company.

As of the date of this filing, the Company had approximately $55,000 of cash. The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through May 2012, which raises substantial doubt about its ability to continue as a going concern.  The Company is continuing its efforts to reduce its liabilities and sell its remaining assets and is seeking debt or equity financings to enhance the Company’s liquidity position. The Company’s remaining assets are primarily comprised of intellectual property, compounds and other research tools associated with the TRPm5 discovery program for pharmaceutical products which the Company terminated in March of 2011 due to scientific reasons and financial constraints. The Company had previously terminated its program for TRPm5 taste modulators.

For the Company to fund its operations, we must receive significant royalties from our license and commercialization agreement with IFF or additional equity and/or debt financing will be required before May 2012. There is no assurance that significant royalties will be received or such financing will be available to the Company as needed, and as a result, it will need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve positive operating cash flow in the future, including the surrender of its rights to the IFF license and commercialization agreement.

Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive officers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company reduced the amounts that would have otherwise been owed to each executive officer by $141,000. In addition, on September 27, 2011, the Company mutually agreed with F. Raymond Salemme, PhD. (“Dr. Salemme”), the Company’s President and Chief Executive Officer, that Dr. Salemme shall resign as the Company’s President and Chief Executive Officer effective as of that date. Beginning September 1, 2011, the Company is paying its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903. As of December 31, 2011, the Comapny had one remaining employee, its Interim President and Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis.

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

Recognizing the difficult financing environment that has significantly impacted the biotechnology sector and seeking ways to conserve cash, during the year ended December 31, 2009, we announced two restructurings which reduced our workforce by approximately 60%. As of December 31, 2011, we had 1 part-time employee.

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

In June 2010, we entered into a License and Commercialization Agreement with IFF, or the IFF Agreement, for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, through June 2015, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories.

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

Results of Operations

Year ended December 31, 2011 compared to December 31, 2010

Research, Grant Revenue and License Revenue. For the year ended December 31, 2011, we recorded revenue of $0.5 million which included $0.5 million in connection with the IFF Agreement, which we signed in June 2010 for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, through June 2015, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. The Company has no future performance obligations under the IFF Agreement. The revenue from IFF relates to $0.5 million received in December 2011 from a milestone payment that was triggered when IFF achieved the supply milestone in connection with the IFF Agreement. In addition, we recorded $25,000 which was earned in connection with a research and development agreement relating to the Company’s taste modulator technology. The research and development agreement, related rights and work in progress was transferred to Opertech Bio, Inc. during 2011. As such, the Company has no future continuing involvement related to this program. For the year ended December 31, 2010, we recorded revenue of $1.2 million which included $1.0 million in connection with the IFF Agreement, which we signed in June 2010 for the development, manufacture, use and commercialization of RP44. The revenue from IFF includes $0.5 million from an upfront payment and $0.5 million from a milestone payment that was triggered when IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS). The remaining $0.2 million of revenue was related to the grant approval in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code. As of December 31, 2011, the Company does not have any current sources of revenue other than the potential cash flow from the IFF Agreement.

Research and Development Expenses. Our research and development expenses were $1.0 million for the year ended December 31, 2011 compared to $3.0 million for the year ended December 31, 2010. The decrease in expenses was primarily attributable to reductions in payroll, laboratory supplies and services provided by contract research organizations. Our internal research and developments costs are comprised of salaries and related benefits, facilities and depreciation on laboratory equipment and research supplies. As of December 31, 2011, the Company is no longer performing research activities.

General and Administrative Expenses. Our general and administrative expenses were $1.9 million for the year ended December 31, 2011 compared to $3.6 million for the year ended December 31, 2010. The decrease in expenses was primarily attributable to reductions in professional fees and payroll expense, which was offset by $0.4 million of expense related to the liability to terminate the lease of the Company’s leased facility, as well as $0.2 million of expense for the write off of the security deposit related to this leased facility, both of which were recorded in 2011.

Interest Expense. Interest expense decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010. On May 11, 2011 the Company entered into a Discounted Payoff Agreement with a finance company which terminated the Company’s Loan and Security Agreement. As such, there was lower interest expense during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Income Tax Benefit. During 2011, the Company sold $5.3 million of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $0.4 million recorded in the Company’s Statement of Operations. During 2010, we sold $0.1 million of our New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $0.1 million. Due to the Company’s history of losses, we have not recognized the benefit of any of our other net operating loss carryforwards.

Other Income .  During the year ended December 31, 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of $0.3 million.  As a result of this transaction, the Company recorded a gain on sale of these assets of $0.2 million which is included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.

As noted above, during the year ended December 31, 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement entered into between Redpoint and a finance company.  Accordingly, $0.1 million of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $0.6 million as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company were deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment were deemed released and terminated.  In addition, there was a nominal balance of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $0.6 million which is included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company entered into a series of agreements with several of the Company’s largest creditors.  The creditors agreed to accept an aggregate amount of $0.1 million in full and complete satisfaction of $0.8 million of outstanding balances owed to such creditors.  As a result of these agreements, the Company recorded a gain of $0.7 million which is included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.

Year ended December 31, 2010 compared to December 31, 2009

Research and Grant Revenue. For the year ended December 31, 2010, we recorded revenue of $1.2 million which included $1.0 million in connection with the IFF Agreement, which we signed in June 2010 for the development, manufacture, use and commercialization of RP44. The revenue from IFF includes $0.5 million from an upfront payment and $0.5 million from a milestone payment that was triggered when IFF received notification by the Flavor and Extract Manufacturers Association (FEMA) that RP44 had been determined to be Generally Recognized As Safe (GRAS). The remaining $0.2 million of revenue was related to the grant approval in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code. For the year ended December 31, 2009, we recorded revenue of $1.9 million, which included $1.7 million from the agreement with Givaudan, which began in March 2007, for the development and commercialization of compounds that enhance sweetness or savory sensation as well as compounds that block or desensitize bitter taste for use in the food and beverage industry. In consideration of the Company’s agreement to conduct research and develop compounds and grant exclusive licenses and other rights to Givaudan, Redpoint received an upfront payment of $1.3 million and Givaudan provided research funding to the Company over the term of the agreement. The revenue from Givaudan during 2009 includes $0.7 million attributable to the upfront payment which was being recognized as revenue on a straight-line basis over the initial 3.5 year term of the agreement and $1.0 million of research funding. Givaudan terminated the agreement, effective as of May 1, 2009. As of May 1, 2009, the remaining unamortized portion of the upfront payment was approximately $0.5 million and was recognized as revenue upon the termination of the agreement. The remaining $0.2 million of revenue in 2009 was from other agreements including a feasibility research program we conducted with Schering-Plough Corporation in the area of taste science research of pharmaceutical applications.

Research and Development Expenses. Our research and development expenses were $3.0 million for the year ended December 31, 2010 compared to $5.6 million for the year ended December 31, 2009. The decrease in expenses was primarily attributable to a decrease in internal costs due to reductions in workforce as a result of corporate restructurings the Company undertook in 2009, as well as a reduction in the amounts paid to third parties to conduct research on our behalf.

General and Administrative Expenses. Our general and administrative expenses were $3.6 million for the year ended December 31, 2010 compared to $5.0 million for the year ended December 31, 2009. The decrease in expenses was primarily attributable to reduced expenditures associated with patent and other professional fees, as well as a reduction in payroll expense due to reductions in workforce as a result of the corporate restructurings the Company undertook in 2009.

Interest Income. Interest income was a nominal amount for the year ended December 31, 2010 compared to $0.1 million for the year ended December 31, 2009. The decrease was primarily the result of decreasing cash and investment balances.

Interest Expense. Interest expense was $0.1 million for the year ended December 31, 2010 compared to $0.2 million for the year ended December 31, 2009.

Income Tax Benefit. During 2010, we sold $0.1 million of our New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $0.1 million. Due to the Company’s history of losses, we have not recognized the benefit of any of our other net operating loss carryforwards.

Liquidity and Capital Resources

Since inception in 1995, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2011. As of December 31, 2011, we had an accumulated deficit of $57.2 million and we anticipate incurring additional losses for the foreseeable future. Through December 31, 2011, substantially all of our cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. We expect that substantially all of our cash-flow for the foreseeable future will come from our license and commercialization agreement with IFF. However, there can be no assurance that we will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements. We had approximately $127,000 of cash at December 31, 2011.

Since inception, we have used $43.5 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through December 31, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $11.4 million, government grants totaling $2.0 million, and capital equipment and working capital financing totaling $3.6 million.

We believe that our current capital resources are only sufficient to meet our operating and capital requirements through May 2012, which raises substantial doubt about our ability to continue as a going concern. We are continuing our efforts to reduce our liabilities and sell our remaining assets and are seeking debt or equity financings to enhance our liquidity position.  For the Company to fund its operations, significant royalties from our license and commercialization agreement with IFF or additional equity and/or debt financing will be required before May 2012. There is no assurance that significant royalties will be received or such financing will be available to the Company as needed, and as a result, we will need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business.  If we are unable to obtain additional capital on acceptable terms when needed, we will be unable to satisfy our existing obligations and may be required to take actions that harm our business including possibly the surrender of our rights to the IFF license and commercialization agreement.

In connection with our strategy of reducing liabilities and selling our remaining assets, in April 2011, we sold a portion of our property and equipment through an auction process and received cash proceeds of approximately $0.3 million.  In order to conserve cash, effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive officers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company reduced the amounts that would have otherwise been owed to each executive officer by $141,000. In addition, on September 27, 2011, the Company mutually agreed with its President and Chief Executive Officer that this individual shall resign as the Company’s President and Chief Executive Officer effective as of that date. Beginning September 1, 2011, the Company is paying its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903. As of December 31, 2011, we had one remaining employee, our Interim President and Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis.

In September 2008, we entered into a Loan and Security Agreement with CIT Healthcare LLC that provided for borrowings of up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which could have been used for general corporate working capital purposes. During 2008, we borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital.  During the year ended December 31, 2011, certain scheduled repayments of amounts outstanding under the Loan and Security Agreement were not made.  Based on the terms of the Loan and Security Agreement, this was considered an Event of Default (as defined in the Loan and Security Agreement) and the finance company had the option to declare all amounts outstanding immediately due and payable.  In April 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement.  Accordingly, approximately $85,000 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  Further, on May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company were deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment were deemed released and terminated.  In addition, there was a balance of $14,000 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $578,000 which is included in Other income in the Company’s Statements of Operations for year ended December 31, 2011.

On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the lease agreement as of April 30, 2011.  As a result, the Company was in default on its facility lease agreement.  Additionally, on May 10, 2011, the Company received notice from BMR-7 Graphics Drive LLC (the “Landlord”) that the Company was in violation of its facility lease for failure to pay rent as required under the lease.  On June 30, 2011, the Landlord filed suit in the Superior Court of New Jersey, Special Civil Part, Landlord Tenant section against the Company, alleging breach of a lease and seeking damages pursuant to that alleged breach.  The case has been marked as settled with a Consent Order dismissing the case to be submitted as part of the settlement.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the lease agreement and future payments due for the remainder of the Term (as defined in the lease agreement) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  As a result, the Company has recorded an expense of $425,000 during the year ended December 31, 2011, which is included in general and administrative expenses on the Company’s Statements of Operations.  Additionally, the Company had recorded a security deposit of $250,000 and a deferred rent liability of $76,000 that was recorded in other assets and accrued expenses, respectively, at the time that the Company no longer occupied the leased facility.  Due to management’s estimate of the recoverability of those amounts, the amounts were written off during the year ended December 31, 2011, and the difference of $174,000 was included in general and administrative expenses on the Company’s Statements of Operations during the year December 31, 2011.  In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement.  Further, in October 2011, the Company paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc.  In December 2011, the Company paid the remaining $372,500 of the Payoff Amount which was received in connection with the achievement of the supply milestone in accordance with the License and Commercialization Agreement entered into with IFF. As a result, the Company has no further obligations to the Landlord under the lease agreement or the Settlement Agreement.

Summary of Contractual Obligations

The Company is not obligated to make any future payments under any contractual obligations as of December 31, 2011.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. During 2011, there have been no material changes in our critical accounting policies.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. We have no material currency exchange risk exposure as of December 31, 2011. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the year ended December 31, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statements and Financial Statement Schedules”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our interim chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2011. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our interim chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known and accumulated and communicated to management, including our interim chief executive officer and chief financial officer, by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the date of this filing, we had one remaining employee, our Interim Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis. Our limited resources could potentially impact our disclosure controls and procedures in the future which could have a material effect on our internal control over financial reporting.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

The Audit Committee of the Board of Directors meets regularly with the Company’s independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has unrestricted access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to newly adopted rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Executive Officers and Directors

        The following table identifies our current executive officers and directors:

Name	Age	Capacities in Which Served	In Current Position Since
Scott M. Horvitz(1)	53	Interim President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary	2007
Richard P. Shanley, CPA(2)	64	Chairman of the Board	2007
Robert Chefitz(3)	52	Director	2007
Allen Bloom, Ph.D.(4)	68	Director	2007

(1)

Scott M. Horvitz became Robcor's Chief Financial Officer, Treasurer and Secretary on March 12, 2007 and its Interim President and Chief Executive Officer on November 18, 2011. Mr. Horvitz has been Original Redpoint's Chief Financial Officer, Corporate Secretary and Treasurer since July 2004. Mr. Horvitz has approximately 25 years of experience in accounting and financial management of biotechnology companies, including the management of initial public offerings with his two previous companies. Mr. Horvitz also currently serves, on a part time basis, as the President and Chief Executive Officer of Opertech Bio, Inc. Prior to becoming Chief Financial Officer of Original Redpoint, Mr. Horvitz was a consultant to Original Redpoint from August 2003 to June 2004. Previously, Mr. Horvitz co-founded 3-Dimensional Pharmaceuticals, Inc. where he worked from September 1993 until its acquisition by Johnson & Johnson in July 2003, most recently serving as its Chief Financial Officer and Corporate Secretary and Treasurer. Prior to 3DP, Mr. Horvitz was the Executive Director of Finance and Human Resources with Magainin Pharmaceuticals. Mr. Horvitz holds a B.S. in Accounting from the University at Albany and is a Certified Public Accountant. Mr. Horvitz served on the Board of Directors of Protez Pharmaceuticals, Inc. and was the Chairman of its Audit Committee from 2004 until its acquisition by Novartis in 2008.

(2)

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

(3)

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

34

(4)

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

        The Audit Committee held 4 meetings during the year ended December 31, 2011. A copy of the Audit Committee’s charter is posted on our website at www.redpointbio.com.

Nominating and Governance Committee

        The current member of the Nominating and Governance Committee (the "Governance Committee") is Mr. Shanley. Mr. Shanley is independent as defined by the applicable NASDAQ listing standards.

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

        The Governance Committee did not hold any meetings during the year ended December 31, 2011. A copy of the Governance Committee's charter is posted on our website at www.redpointbio.com.

Intellectual Property Oversight Committee

        The current member of the Intellectual Property Oversight Committee (the "IP Committee") is Dr. Bloom, who serves as Chairman. The member of the IP Committee is independent as defined by the applicable NASDAQ listing standards.

        The IP Committee assists the Board in evaluating the Company's strategic business decisions and reviewing the Company's strategy and policy with respect to the development and protection of its intellectual property. Among its other duties, the IP Committee provides oversight of the Company's management of those activities.

        The IP Committee did not hold any meetings during the year ended December 31, 2011. A copy of the IP Committee's charter is posted on our website at www.redpointbio.com.

Compensation Committee

        The current members of the Compensation Committee are Dr. Bloom and Mr. Chefitz. Mr. Chefitz serves as Chairman of the Compensation Committee. Each of the current members of the Compensation Committee is independent as defined by the applicable NASDAQ listing standards.

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

        To assist the Compensation Committee in its efforts to meet the objectives and responsibilities outlined above, management has retained an executive compensation consulting firm. During 2011, the Company retained Strategic Outsourcing Solutions LLC, a compensation consulting firm that works with a number of local life science companies, to advise the Compensation Committee on various matters related to executive compensation and compensation programs. For additional information on the projects undertaken by these consultants, see the discussion under "Compensation Discussion and Analysis" included in this annual report on Form 10-K. The consultants were engaged to provide general executive compensation consulting services and to respond to questions as needed. In addition, the consultants perform special executive compensation projects and consulting services from time to time as directed by the Compensation Committee and may from time to time advise management, with the Compensation Committee's consent. The consultants were hired by management and report to the Compensation Committee. Pursuant to its charter, the Committee has the power to hire and fire such consultants and to engage other advisors. The human resources consultant retained by management also provides information and support to the Compensation Committee as requested.

        The Compensation Committee held did not hold any meetings during the year ended December 31, 2011. A copy of the Compensation Committee's charter is posted on our website at www.redpointbio.com.

        Under NASDAQ rules, a Director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Our Board of Directors has determined that none of our directors has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director and that each of these Directors is an "independent director" as defined under Rule 5605(a)(2) of the NASDAQ Stock Market Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers and persons who own more than 10% of our outstanding shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Specific due dates for these records have been established, and we are required to report in this annual report on Form 10-K any failure in 2011 to file by these dates. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, there were no reports required under Section 16(a) of the Exchange Act that were not timely filed during the fiscal year ended December 31, 2011.

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

During our 2011 fiscal year, directors who were employees did not receive any cash remuneration for serving as directors.  Until April 1, 2011, we reimbursed each non-employee member of our Board for out-of-pocket expenses incurred in connection with attending our Board and Committee meetings. We also paid each of our non-employee directors a fee for each Board and Committee meeting attended, of $1,500 for each Board meeting attended in person and $750 for Board meetings attended by telephone, and $1,000 for each Committee meeting attended in person and $500 for Committee meetings attended by telephone. Each of our non-employee directors received an annual retainer of $17,500 for service as a director and the Chairman of our Board received an annual retainer of $20,000, both paid quarterly and pro-rated for the period of time such person held the position during 2011. The Chairman of our Audit Committee received an additional annual retainer of $10,000; other committee chairmen received an additional annual retainer of $5,000.

In order to conserve cash, on April 1, 2011, each of our directors agreed to indefinitely defer all cash remuneration for serving as directors (including fees for attending board and committee meetings and annual retainer fees), at least until the Company has raised additional capital. On September 27, 2011, the Company reduced the amounts that would have otherwise been owed to each member of the Board to ten percent (10%) of the deferred cash remuneration owed to each member of the Board as of August 31, 2011. As such, during the 2011 fiscal year, we reduced Allen Bloom’s deferred cash remuneration by $10,687, reduced Leif Kjaegaard’s deferred cash remuneration by $8,437, reduced Irwin Scher’s deferred cash remuneration by $7,913 and reduced Richard Shanley’s deferred cash remuneration by $13,500. As of December 31, 2011, the following amounts had either been paid to each such director or deferred: $12,813 for Allen Bloom, $12,592 for Leif Kjaegaard, $6,754 for Irwin Scher and $17,000 for Richard Shanley. The cash remuneration due to the directors is being accrued for by the Company.

        Additionally, under the non-employee director compensation program in place during 2011, if a non-employee Board member had joined our Board in 2011, such non-employee Board member would have received an annual option grant to purchase 25,000 shares of common stock for their service as a director, granted on or before the date of the initial Board meeting appointing such director to serve on our Board and fully vesting on the first anniversary of the grant date, subject to the director's continued service as a director.

        The following table further summarizes the compensation paid by us to our non-employee directors during the 2011 fiscal year. Except as noted below, all of our directors are paid at the same rate. The differences among directors in the table below are a function of dates of service on the Board during the year, additional compensation for chairing a committee and varying numbers of meetings attended during 2011 and corresponding payments of meeting fees.

Name (a) (1)	Fees Earned and Paid in Cash or Deferred ($)(2)(3) (b)	Stock Awards ($) (c)	Option Awards ($)(4) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($)(3) (h)
Robert Chefitz(5)	—	—	—	—	—	—	—

Allen Bloom, Ph.D.	$12,813	—	—	—	—	—	$12,813

Richard P. Shanley, CPA	$17,000	—	—	—	—	—	$17,000

Leif Kjaergaard, Ph.D. (6)	$12,592	—	—	—	—	—	$12,592

Irwin Scher, M.D. (7)	$6,754	—	—	—	—	—	$6,754

(1)	Dr. Salemme resigned as a member of our Board effective January 31, 2012. The fees paid to Dr. Salemme for his service as a director of the Company from October 2011 through January 2012 is shown in the Summary Compensation Table included in this annual report on Form 10-K.

(2)	Consists of amounts described under "Compensation of our Directors—2011 Compensation."

(3)	For the fiscal year 2011, included in these columns are the dollar amounts representing fees earned by and either paid to our non-employee directors or deferred. On April 1, 2011, each of our directors agreed to indefinitely defer all cash remuneration for serving as directors. On September 27, 2011, the Company reduced the amounts that would have otherwise been owed to each non-employee director to ten percent (10%) of the deferred compensation owed to each non-employee director as of August 31, 2011. Allen Bloom’s compensation for 2011 totaled $23,500, $10,687 of which has been agreed to not be paid, and the remaining amount, $12,813, has been either paid or deferred by the Company. Richard Shanley’s compensation for 2011 totaled $30,500, $13,500 of which has been agreed to not be paid, and the remaining amount, $17,000, has been either paid or deferred by the Company. Leif Kjaergaard’s compensation for 2011 totaled $21,029, $8,437 of which has been agreed to not be paid, and the remaining amount, $12,592, has been either paid or deferred by the Company. Irwin Scher’s compensation for 2011 totaled $14,667, $7,913 of which has been agreed to not be paid, and the remaining amount, $6,754 has been either paid or deferred by the Company.

(4)	There were no option awards granted to directors during 2011.

(5)	Such director waived any and all fees associated with being a director.

(6)	Included as part of the fees listed above is reimbursement to Dr. Kjaergaard for his travel expenses, totaling $4,529, incurred in attending meetings of the Board or its committees. Dr. Kjaergaard did not receive any other compensation or personal benefits. Dr. Kjaergaard resigned as a member of our Board on September 8, 2011.

(7)	Dr. Scher resigned as a member of our Board on August 25, 2011.

	Options Outstanding as of December 31, 2011 (#)	Options Granted in 2011 Fiscal Year (#)	Date of 2011 Option Grant	2011 Option Expiration Date	2011 Option Exercise Price ($/Sh)	Grant Date Fair Value of Option Awards Granted in 2011 ($)
Allen Bloom, Ph.D.	125,000	—	—	—	—	—
Richard P. Shanley, CPA	125,000	—	—	—	—	—
Leif Kjaergaard, Ph.D.	—	—	—	—	—	—
Irwin Scher, M.D.	—	—	—	—	—	—

Compensation Discussion and Analysis

Overview for 2010

        This Compensation Discussion and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our named executive officers during the 2011 fiscal year. Our named executive officers include our Chief Executive Officer, F. Raymond Salemme, Ph.D., or CEO, and Chief Financial Officer, Scott M. Horvitz, or CFO.

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

        Fiscal 2010 Performance Measures and Payouts—Target awards for 2010 ranged from 30% to 40% of base salary for the executive officers and are payable based on the Committee's subjective review of both corporate and individual performance and the achievement of corporate and individual goals. The target bonus for the CEO is allocated 90% for corporate goals and 10% for individual performance. For the other named executive officers, the target bonus is allocated 80% for corporate goals and 20% for individual performance.

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

Name	Title	Option grant August 19, 2010
Dr. F. Raymond Salemme	Chief Executive Officer and President	300,000 shares

Scott M. Horvitz	Chief Financial Officer, Treasurer and Secretary	200,000 shares

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

        See "Potential Payments on Termination and Change of Control" appearing on page 47 of this annual report on Form 10-K for further information regarding the severance and change of control payments and benefits under the offer letters.

IRC Section 162(m) compliance

        As a result of Section 162(m) of the Internal Revenue Code, publicly traded companies such as us are not allowed a federal income tax deduction for compensation, paid to its CEO and the next three most highly-compensated executive officers (except our CFO), to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. The Equity Plan is structured so that compensation deemed paid to an executive officer in connection with the exercise of a stock option should qualify as performance-based compensation that is not subject to the $1 million limitation. Other awards made under the Equity Plan may or may not so qualify. In establishing the cash and equity incentive compensation programs for the executive officers, it is the Committee's view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, including cash bonus programs tied to the Company's financial performance and restricted stock unit awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Committee's belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to the Company's financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation. However, for the 2011 fiscal year, the total amount of compensation paid by the Company (whether in the form of cash payments or upon the exercise or vesting of equity awards) should be deductible and not affected by the Section 162(m) limitation.

Overview for 2011

Effective March 1, 2011 through June 30, 2011, each of our executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until we have raised additional capital or the compensation committee of the board of directors determines otherwise. Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, we reduced the outstanding amounts owed to our executive officers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730. As a result, we reduced the amounts that would have otherwise been owed to each executive officer by $141,000. Beginning on September 1, 2011, we are paying Scott Horvitz, our Chief Financial Officer, working 50% of the time for us, at a revised annual salary of $125,903.

In addition, on September 27, 2011, we reduced by 90% the amounts that would otherwise be owed to each of our executive officers pursuant to any severance arrangements included in their employment agreements or as otherwise agreed to by such executive officer and us. See "Potential Payments on Termination and Change of Control" appearing on pages 47 and 48 of this annual report on Form 10-K for further information. As such, in connection with Dr. Salemme’s resignation as our President and Chief Executive Officer on September 27, 2011, we recorded accrued severance of $37,129 as of December 31, 2011. This amount was included in general and administrative expenses during the year ended December 31, 2011. On November 18, 2011, we appointed Mr. Horvitz to serve as our Interim President and Chief Executive Officer. Mr. Horvitz is our only employee.

Base Salary

Changes for Fiscal Year 2011— The 2011 base salaries for our named executive officers are set forth in the table below. In order to conserve cash, effective March 1, 2011 through June 30, 2011, each of the executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise. Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to each executive officer in connection with the deferral of his salary to 10% owed to each executive officer as of August 31, 2011. As a result, the Company reduced the amounts that would have otherwise been owed to each executive officer by $141,000. In addition, on September 27, 2011, the Company mutually agreed with F. Raymond Salemme, PhD. (“Dr. Salemme”), the Company’s President and Chief Executive Officer, that Dr. Salemme shall resign as the Company’s President and Chief Executive Officer effective as of that date. Beginning September 1, 2011, the Company is paying its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903. As of December 31, 2011, the Company had one remaining employee, its Interim President and Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis.

Name	Title	2011 Salary(1)		% Increase
Dr. F. Raymond Salemme	Chief Executive Officer and President	$142,198	(2)	0.00%

Scott M. Horvitz	Chief Financial Officer, Treasurer and Secretary	$144,089	(3)	0.00%

(1) Effective March 1, 2011 through June 30, 2011, each executive officer agreed to indefinitely defer one-third of the cash portions of their salaries, which prior to March 2011, were $350,625 for Dr. Salemme and $251,805 for Mr. Horvitz. Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of such executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to each executive officer in connection with the deferral of his salary to 10% owed to each executive officer as of August 31, 2011. As such, the Company reduced the amounts that would have otherwise been owed to Dr. Salemme and Scott Horvitz by $82,397 and $59,175, respectively. As a result, as of December 31, 2011, the Company has deferred $9,155 for Dr. Salemme (not including accrued severance totaling $37,129) and $6,575 for Mr. Horvitz.

(2) On September 27, 2011, Dr. Salemme resigned as the Company’s President and Chief Executive Officer effective as of that date.

(3) Beginning on September 1, 2011, the Company agreed to compensate Mr. Horvitz, working 50% of the time for us, at a revised annual salary of $125,903.

Annual Bonuses

Fiscal 2011 Performance Measures and Payouts – We did not award any annual cash incentive awards under our cash bonus program for the 2011 fiscal year.

Long-Term Incentive Equity Awards

For the fiscal year 2011, we did not grant any stock options under the Equity Plan to any of our named executive officers.

Summary Compensation Table

        The following 2011 Summary Compensation Table provides certain information concerning the compensation earned for services rendered in all capacities to us for the year ended December 31, 2011 for our named executive officers. No other executive officers who would have otherwise been includable in such table on the basis of total compensation for the 2011 fiscal year has been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position (a)	Year (b)	Salary($)(1) (c)	Bonus($) (d)	Stock Awards ($) (e)	Option Awards(2) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation(3) ($) (i)	Total ($) (j)
F. Raymond Salemme, Ph.D.(4)	2011	$146,198	—	—	—	—	—	$4,266	$150,464
President and Chief	2010	$350,625	—	—	$20,469	—	—	$7,350	$378,444
Executive Officer	2009	$350,625	—	—	—	—	—	$7,350	$357,975
Scott M. Horvitz (5)	2011	$144,089	—	—	$—	—	—	$3,378	$147,467
Interim President and CEO,	2010	$251,805	—	—	13,646	—	—	$7,350	$272,801
CFO and Treasurer and Secretary	2009	$251,805	—	—	$—	—	—	$7,350	$259,155

(1)	For the fiscal year 2011, included in this column are the dollar amounts representing the cash portion of such executive officer’s salary that has either been paid or deferred by the Company. For Dr. Salemme, the amount in this column includes $4,000 in fees he was paid for his service as a director of the Company from October 2011 through January 2012. Effective March 1, 2011 through June 30, 2011, each executive officer agreed to indefinitely defer one-third of the cash portions of their salaries, which, prior to March 2011, was $350,625 for Dr. Salemme and $251,805 for Mr. Horvitz. Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of such executive officers. During 2011, Mr. Horvitz had deferred $65,750 of his salary. In addition, on September 27, 2011, the Company reduced the amount that would have otherwise been owed to Mr. Horvitz by $59,175. From January 1, 2011 through September 27, 2011, the last day of Dr. Salemme’s employment with the Company, Dr. Salemme had deferred $91,552 of his salary. In addition, on September 27, 2011, the Company reduced the amount that would have otherwise been owed to Dr. Salemmeby $82,397. As a result, the Company reduced the outstanding amounts owed to each executive officer to $15,730 as of December 31, 2011 ($9,155 owed to Dr. Salemme and $6,575 owed to Mr. Horvitz). The $9,155 of deferred compensation owed to Dr. Salemme does not include accrued severance of $37,129 in connection with Dr. Salemme’s resignation on September 27, 2011.

(2)	The amounts included in this column are the dollar amounts representing the full grant date fair value of each option award calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, "Compensation-Stock compensation," or FASB ASC Topic 718, and do not represent the actual value that may be recognized by the named executive officer upon option exercise. For information on the valuation assumptions used in calculating this amount, see Note 11 to Redpoint's audited financial statements included in this Annual Report on Form 10-K.

(3)	For the named executive officer, the amounts shown in this column represent an employer matching contribution to a 401(k) plan.

(4)	Dr. Salemme resigned as our President and Chief Executive Officer on September 27, 2011. Dr. Salemme resigned as a member of our Board effective January 31, 2012.

(5)	Mr. Horvitz was appointed to serve as our Interim President and Chief Executive Officer on November 18, 2011.

Grants of Plan-Based Awards in 2011 Fiscal Year

        The table disclosing grants of awards made to our named executive officers during the year under any plan is omitted because no such grants have been made to our named executive officers.

Outstanding Equity Awards as of December 31, 2011

        The following table summarizes the equity awards we have made to our named executive officers that have not been exercised and remained outstanding as of December 31, 2011.

	Option Awards(1)					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
F. Raymond Salemme, Ph.D.	1,629,142			$0.15	11/3/2014
	2,274,156			$0.81	3/12/2017
	734,372	15,628		$0.66	1/31/2018
	100,000	200,000		$0.11	8/19/2020
Scott M. Horvitz	58,823			$0.15	12/17/2013
	35,498			$0.15	5/26/2014
	379,786			$0.15	11/3/2014
	53,937			$0.15	11/3/2014
	758,048			$0.81	3/12/2017
	244,791	5,209		$0.66	1/31/2018
	66,666	133,334		$0.11	8/19/2020

(1)

Each stock option grant included in this table that is not fully vested, has a term of 10 years measured from the grant date and vests 25% on the first anniversary of the grant date and 1/48th on a monthly basis thereafter, until all such options are vested on the fourth anniversary of the grant date.

Option Exercises and Stock Vested in 2011 Fiscal Year

        The table disclosing option exercises and the vesting of stock awards during the year is omitted because our named executive officer has not exercised any stock options or had any stock awards vest.

Pension Benefits for 2011 Fiscal Year

        The table disclosing the value of accumulated benefits under and other information concerning defined benefit plans during the year is omitted because we do not have a defined benefit plan for our named executive officer or other employees. The only retirement plan available to our named executive officers in 2011 was our 401(k) plan which is available to all employees.

Nonqualified Deferred Compensation for 2011 Fiscal Year

The following table sets forth compensation deferred by each of the named executive officers during fiscal year 2011.

Name	Executive Contributions in Last FY ($)(1)		Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions in last FY ($)	Aggregate Balance at Last FYE ($)(1)
F. Raymond Salemme, Ph.D.	$9,155	(2)	—	—	—	$9,155	(2)
President and CEO

Scott Horvitz	$6,575		—	—	—	$6,575
Chief Financial Officer

(1)	For the fiscal year 2011, the amounts included in this column represent the cash portion of such executive officer’s salary that has been indefinitely deferred. Effective March 1, 2011 through June 30, 2011, each executive officer agreed to indefinitely defer one-third of the cash portions of their salaries. Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of such executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to each executive officer in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011. As of December 31, 2011, Mr. Horvitz had deferred $6,575 of his salary. As of September 27, 2011, the last day of Dr. Salemme’s employment with the Company, Dr. Salemme had deferred $9,155 of his salary. The contributions made by the named executive officers are included as a component of “Salary” compensation in the Summary Compensation Table for 2011. As of April 1, 2012, no moneys have been set aside by the Company for payment of such deferred compensation.

(2) The amount listed in these columns does not include the accrued severance of $37,129 the Company recorded as of December 31, 2011, in connection with Dr. Salemme’s resignation on September 27, 2011.

Potential Payments on Termination and Change of Control

        The offer letters for each of our named executive officers provide each officer with certain payments and benefits upon termination of employment in certain circumstances and in connection with a change of control. This section describes these payments and benefits, with amounts based on the assumption that Mr. Horvitz’s termination of employment with us occurred on December 31, 2011. Dr. Salemme’s termination of employment with us occurred on September 27, 2011, when he tendered his resignation as our President and Chief Executive Officer. The information in this section does not include information relating to payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment. On December 31, 2011, the last reported sale price of our common stock on the OTC Bulletin Board was $0.01 per share. Actual amounts payable would vary based on the date of the named executive officer's termination of employment and can only be finally determined at that time.

        Unless specified otherwise, the information in this section is based upon the terms of the (i) Offer Letter between us and F. Raymond Salemme, dated as of May 25, 2004, and amended on December 19, 2008 (“Dr. Salemme’s Letter”); and (ii)  Offer Letter between us and Scott M. Horvitz, dated as of June 28, 2004, and amended on December 19, 2008 (“Mr. Horvitz’s Letter”). Dr. Salemme’s Letter and Mr. Horvitz’s Letter are collectively referred to in this Section as the “Offer Letters.”

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

        The following table summarizes (i) the amounts paid to Dr. Salemme upon his resignation as our President and Chief Executive Officer on September 27, 2011 and (ii) the amounts payable to Mr. Horvitz based on the items described above with respect to each of the events set forth in the table. On September 27, 2011, the Company reduced by 90% the amounts that would otherwise be owed to each of the Company’s executive officers pursuant to any severance arrangements included in their employment agreements or as otherwise agreed to by such executive officer and the Company. As such, in connection with Dr. Salemme’s resignation, the Company recorded accrued severance of $37,129 as of December 31, 2011. The amounts in the table below reflect such reduction in amounts otherwise owed to each executive officer.

	Without Cause	Good Reason	Upon Change of Control
F. Raymond Salemme, Ph.D.
Salary Continuation	$37,129	$—	—
Benefits Continuation	$—	$—	—
Option Acceleration(1)	$—	$—	$—
Total	$37,129	$—	$—
Scott M. Horvitz
Salary Continuation	$25,180	$25,180	—
Benefits Continuation	$3,113	$3,113	—
Option Acceleration(1)	$133	$133	$133
Total	$28,427	$28,427	$133

Employment Agreements

        During 2011, our named executive officers were employed pursuant to offer letters with us. Each offer letter specifies, among other things, the named executive officer's initial base salary, bonus opportunity, entitlement to participate in our benefits plans and post-termination benefits and obligations. The post-termination benefits are described in the section entitled "Potential Payments on Termination and Change of Control" appearing on page 47 of this annual report on Form 10-K.

        Dr. F. Raymond Salemme resigned as our President and Chief Executive Officer on September 27, 2011.

        Scott M. Horvitz was appointed to serve as our Interim President and Chief Executive Officer on November 18, 2011 and has been employed by us as our Chief Financial Officer pursuant to an offer letter, dated June 28, 2004. Mr. Horvitz's offer letter was subsequently amended on December 19, 2008 to comply with the requirements of section 409A of the Internal Revenue Code and to provide Mr. Horvitz with severance payments and benefits upon his resignation for good reason following a change of control. Mr. Horvitz's offer letter, provides for a monthly base salary. Pursuant to his offer letter, Mr. Horvitz is also eligible for certain other benefits paid for by us, including, among other things, annual bonuses of up to 30% of his base salary, long-term incentive compensation and health care insurance coverage. Mr. Horvitz's employment is "at will" and not for any specified period of time. Pursuant to the terms of his offer letter, if we terminate his employment without cause or if he terminates his employment for good reason after a change of control, Mr. Horvitz will be entitled to receive his monthly salary, medical and dental benefits and the vesting of his then-outstanding stock options for 12 months. If we terminate his employment for cause, Mr. Horvitz will not be entitled to any subsequent payments. Mr. Horvitz's offer letter required his execution of our standard confidentiality, nondisclosure, noncompetition and invention assignment agreement.

In order to conserve cash, effective March 1, 2011 through June 30, 2011, Mr. Horvitz agreed to indefinitely defer one-third of the cash portion of his salary. Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of his salary. During 2011, Mr. Horvitz had deferred $65,750 of his salary. Beginning September 1, 2011, we agreed to compensate Mr. Horvitz, working 50% of the time for us, at a revised annual salary of $125,903 (or $10,492 per month). In addition, on September 27, 2011, the Company reduced the amount that would have otherwise been owed to Mr. Horvitz by $59,175. As a result, the Company reduced the outstanding amount owed to Mr. Horvitz to $6,575 as of December 31, 2011.

Compensation Committee Interlocks and Insider Participation

        Mr. Horvitz does not serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or compensation committee. None of the members of our compensation committee has ever been our employee or one of our officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

       The following table provides information with respect to all of our compensation plans under which equity compensation is authorized as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders(1)	6,969,531	$0.45	9,531,732
Equity compensation plans not approved by security holders	—		—
Total	6,969,531		9,531,732

(1)

Consists of the Redpoint Bio Corporation Amended and Restated 2007 Omnibus Equity Compensation Plan.

PRINCIPAL STOCKHOLDERS

        The following table and notes thereto set forth information with respect to the beneficial ownership of shares of our common stock as of April 1, 2012 (except as otherwise indicated below) by (i) each of our directors and director nominees, (ii)  our executive officer, (iii) our directors and executive officer as a group, and (iv) each person known to be the beneficial owner of five percent (5%) or more of our common stock. This information is based upon information furnished to us by each such person and/or based upon public filings with the Securities and Exchange Commission.

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

        Unless otherwise specified, the address of each of the persons set forth below is in care of Redpoint Bio Corporation, 5501 Old York Road, Philadelphia, Pennsylvania 19141.

Beneficial Ownership as of April 1, 2012
Name and Address of Beneficial Owner	Number of Shares(1)		Percentage of Common Stock(2)
Directors and Executive Officers
F.Raymond Salemme, Ph.D.	5,289,901	(3)	6.25%
Scott M. Horvitz	1,713,591	(4)	2.09%
Robert Chefitz	3,997,118	(5)	5.00%
Allen Bloom, Ph.D.	105,000	(6)	*
Richard P. Shanley, CPA	110,000	(7)	*
All current directors and executive officer as a group (4 persons)	11,209,360	(8)	12.96%
5% Stockholders
Danisco Venture A/S	5,643,143	(9)	7.06%
Langebrogade 1, DK-1001
Copenhagen K, Denmark
NJTC Venture Fund SBIC, L.P.	3,997,118	(10)	5.00%
1001 Briggs Road, Suite 280
Mt. Laurel, New Jersey 08054
S.R. One, Limited	7,455,689	(11)	9.33%
c/o GlaxoSmithKline
One Franklin Plaza
Philadelphia, Pennsylvania
F. Raymond Salemme, Ph.D.	5,296,150	(3)	6.25%
1970 Timber Lakes Drive
Yardley, PA 19067

*

Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

(2)	Based on 79,914,789 shares of our common stock issued and outstanding as of April 1, 2012.

(3)	Consists of 530,353 shares of our common stock and 4,759,548 shares underlying options that are exercisable as of April 1, 2012, which terminate on April 30, 2012.

(4)	Consists of 90,000 shares of our common stock and 1,623,591 shares underlying options that are exercisable within 60 days of April 1, 2012.

(5)	Consists of 3,997,118 shares of our common stock owned by NJTC Venture Fund SBIC, L.P. The reporting person is a General Partner of NJTC Venture Fund SBIC, L.P. and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.
(6)	Consists of 5,000 shares of our common stock and 100,000 shares underlying options that are exercisable within 60 days of April 1, 2012.

(7)	Consists of 10,000 shares of our common stock and 100,000 shares underlying options that are exercisable within 60 days of April 1, 2012.

(8)	Total number of shares includes common stock held by entities affiliated with directors and executive officers.

(9)	Consists of 5,643,143 shares of our common stock.

(10)	Consists of 3,997,118 shares of our common stock owned by NJTC Venture Fund SBIC, L.P. NJTC Venture Fund SBIC, L.P. is a New Jersey limited partnership of which James Gunton, Robert Chefitz and Joseph Falkenstein are general partners. As a result, each of the foregoing persons may be deemed to be a beneficial holder of the shares of common stock and warrants held of record by NJTC.

(11)	Consists of 7,455,689 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See "Executive Compensation" and "Director Compensation" above for a discussion of director compensation, executive compensation and our named executive officers' employment agreements.

        Under NASDAQ rules, a Director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Our Board of Directors has determined that none of our directors has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director and that each of these Directors is an "independent director" as defined under Rule 5605(a)(2) of the NASDAQ Stock Market Marketplace Rules.

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

        A related person transaction will be considered approved or ratified if it is authorized by the Audit Committee or chairman after full disclosure of the related person's interest in the transaction. The transaction may be approved or ratified only if the Audit Committee determines that the transaction is not inconsistent with the Company's best interests. In considering related person transactions, the Audit Committee will consider any information considered material to investors and the following factors:

•the related person's interest in the transaction;

•the approximate dollar value of the transaction;

•whether the transaction was undertaken in the ordinary course of our business;

•whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and

•the purpose and potential benefit to us of the transaction.

The policy provides that transactions involving the compensation of our executive officers will be reviewed and approved by the Audit Committee or our Board, in accordance with the Audit Committee's charter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the aggregate fees for professional services rendered to us by KPMG LLP, our independent registered public accounting firm, in fiscal years 2010 and 2011. A description of these fees and services follows the table.

	2010	2011
Audit Fees	$200,000	$80,000
Audit-related Fees	—	—
Tax Fees	$29,635	$13,000
All Other Fees	—	—
Total	$229,635	$93,000

Audit Fees

        Fees for 2011 and 2010 audit services included fees associated with the annual audit of our financial statements and the interim reviews of Redpoint's quarterly reports on Form 10-Q, notwithstanding when the fees were billed or rendered.

Audit-Related Fees

        There were no audit-related fees for either 2011 or 2010.

Tax Fees

        For 2011 and 2010, the tax fees were related to tax consulting, tax compliance, tax return preparation and tax planning services.

All Other Fees

        There were no fees for the category "All Other Services" in 2011 and 2010.

        The Audit Committee has considered whether the provision of these services by KPMG LLP is compatible with maintaining the independence of KPMG LLP. Further, all of the services provided by KPMG LLP in 2011 were approved in advance in accordance with the Audit Committee's pre-approval policies and procedures described below. The Audit Committee did not rely on the waiver of pre-approval procedures permitted with respect to de minimus non-audit services under the applicable rules of the SEC for its approval of any of the services provided by KPMG LLP since their appointment as Redpoint's independent registered public accounting firm in May 2007.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. Reference is made to the Index to Financial Statements on Page F-1.
	(2)	Financial Statement Schedule. Not applicable.
	(3)	Exhibits. Reference is made to the Index to Exhibits on Pages 57-59.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of April, 2012.

REDPOINT BIO CORPORATION
By:	/s/ Scott Horvitz

SCOTT HORVITZ
Interim President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
(Principal Executive, Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Horvitz Scott Horvitz	Interim President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	April 16, 2012
/s/ Allen Bloom Allen Bloom	Director	April 16, 2012
/s/ Robert Chefitz Robert Chefitz	Director	April 16, 2012
/s/ Richard Shanley Richard Shanley	Director	April 16, 2012

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated May 3, 2007, between Robcor Properties, Inc. and Redpoint Bio Corporation (Incorporated by reference to Exhibit A of the Registrant’s Schedule 14C filed with the Commission on May 23, 2007).
3.1	Third Amended and Restated Certificate of Incorporation of Redpoint Bio Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 2, 2007).
3.2	Amended and Restated Bylaws of Redpoint Bio Corporation (Incorporated by reference to Exhibit C of the Registrant’s Schedule 14C filed with the Commission on May 23, 2007).
4.1	Form of Warrant issued by the Company to investors in the private placement on March 12, 2007 and April 6, 2007 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
4.2	Placement Agent Warrant issued by the Company to each of National Securities Corporation and Brean Murray, Carret & Co., LLC (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
4.3	Form of common stock Certificate (Incorporated by reference to Exhibit 4.3 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 2, 2007).
10.1	Agreement and Plan of Merger, dated as of March 12, 2007, by and among Redpoint Bio Corporation, on the one hand, and Robcor Properties, Inc., Robcor Acquisition Corp., Robcor LLC, Halter Financial Investments, L.P. and Michael Heitz (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 13, 2007).
10.2	Form of Subscription Agreement, dated March 12, 2007 and April 6, 2007, by and between Redpoint Bio Corporation and the signatories thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on April 9, 2007).
10.3	Lease Agreement, dated as of September 30, 2005, between Albert Einstein Healthcare Network and Linguagen Corp. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.4	Amendment to Lease Agreement between Albert Einstein Healthcare Network and Linguagen Corp., effective as of June 1, 2006, by and between Albert Einstein Healthcare Network and Linguagen Corp. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.5	Amendment No. 2 to Lease Agreement between Albert Einstein Healthcare Network and Linguagen Corp., dated as of August 4, 2006, by and between Albert Einstein Healthcare Network and Linguagen Corp. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.6	Amendment No. 3 to Lease Agreement between Albert Einstein Healthcare Network and Linguagen Corp., dated as of January 2, 2007, by and between Redpoint Bio Corporation and Albert Einstein Healthcare Network (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.7	Lease Agreement, dated as of November 28, 2005, by and between BMR-7 Graphics Drive LLC and Linguagen Corp. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.8	First Amendment to Lease Agreement, dated as of October 25, 2005, by and between BMR-7 Graphics Drive LLC and Linguagen Corp. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.9	Acknowledgement of Term Commencement Date and Term Expiration Date, dated May 7, 2007, by and between Redpoint Bio Corporation and BMR-7 Graphics Drive LLC (Incorporated by reference to Exhibit 10.11 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 2, 2007).
10.10	Employment Agreement, dated May 25, 2004, between Linguagen Corp. and Dr. Raymond F. Salemme (Incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).**
10.11	Employment Agreement, dated June 28, 2004, between Linguagen Corp. and Scott Horvitz (Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).**
10.12	Master Security Agreement, dated as of February 16, 2005, by and between Oxford Finance Corporation and Linguagen Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).

10.13	Redpoint Bio Corporation 2007 Omnibus Equity Compensation Plan (Incorporated by reference to Exhibit D of the Registrant’s Schedule 14C filed with the Commission on May 23, 2007).**
10.14	Registration Rights Agreement, dated March 12, 2007, by and among Robcor, National Holdings Corporation, Brean Murray, Carret & Co., LLC and the parties set forth on the signature page and Exhibit A thereto (Incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.15	Registration Rights Agreement, dated March 12, 2007, by and among Robcor and certain existing stockholders of Redpoint (Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.16	Placement Agency Agreement, dated December 4, 2006, by and among Redpoint, National Securities Corporation and Brean Murray, Carret & Co., LLC (Incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.17	Amendment No. 1 to the Placement Agency Agreement, dated March 6, 2007, by and among Redpoint, National Securities Corporation and Brean Murray, Carret & Co., LLC (Incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.18	Advisory Agreement, dated March 8, 2007, by and between Halter Financial Group, L.P., and Redpoint Bio Corporation (Incorporated by reference to Exhibit 10.20 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.19	Separation Agreement and General Release, dated as of April 25, 2007, by and between Redpoint Bio Corporation and Susan Welsh (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2007).**
10.20	Joint Research and Development and License Agreement, dated March 27, 2007, by and between Givaudan Schweiz AG and Redpoint Bio Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007).†
10.21	Amended and Restated License Agreement, effective as of April 2, 2003, between Mount Sinai School of Medicine of New York University and Linguagen Corp. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.22	First Amendment to Amended and Restated License Agreement, dated as of November 10, 2003, between Mount Sinai School of Medicine of New York University and Linguagen Corp. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2007).
10.23	Side Letter, dated July 11, 2007, to Placement Agency Agreement, dated December 4, 2006, as amended, by and between National Securities Corporation and Brean Murray, Carret & Co., LLC (Incorporated by reference to Exhibit 10.26 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-143507) filed on July 18, 2007).
10.24	Research Agreement, dated December 13, 2007, by and between the Coca-Cola Company and Redpoint Bio Corporation (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 14, 2008).†
10.25	Loan and Security Agreement, dated September 25, 2008, by and between Redpoint Bio Corporation and CIT Healthcare LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008).
10.26	Separation of Employment Agreement and General Release, by and between the Company and Robert W. Bryant, Ph.D., dated January 9, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2009).**
10.27	Confidential Separation Agreement and General Release, by and between the Company and Scott Siegel, Ph.D., dated February 26, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 4, 2009).**
10.28	Amendment to Employment Agreement by, and between the Company and Dr. F. Raymond Salemme, dated December 22, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 23, 2008).**
10.29	Amendment to Employment Agreement by, and between the Company and Scott M. Horvitz, dated December 22, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 23, 2008).**
10.30

License and Commercialization Agreement, by and between the Company and International Flavors & Fragrances Inc., dated June 29, 2010 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2010).†

10.31

10.31	Forbearance and Settlement Agreement, by and between the Company and BMR-7 Graphics Drive LLC, dated September 13, 2011 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 13, 2011).

10.32	Asset Purchase Agreement, by and between the Company and Opertech Bio, Inc. dated September 30, 2011.*
21.1	List of Subsidiaries.*
23.1	Consent of KPMG LLP.*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer).*

*	Filed herewith.

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

†	Confidential treatment has been granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Redpoint Bio Corporation:

We have audited the accompanying balance sheets of Redpoint Bio Corporation (a development-stage enterprise) (the “Company”) as of December 31, 2010 and 2011, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011 and for the period from August 16, 1995 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redpoint Bio Corporation as of December 31, 2010 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 and for the period from August 16, 1995 (inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations since inception, has an accumulated deficit and limited cash resources that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 16, 2012

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Balance Sheets

	December 31
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$1,082,999	$126,724
Prepaid expenses and other current assets	72,200	10,432
Total current assets	1,155,199	137,156
Property and equipment, net	337,297	—
Other assets	299,498	—
Total assets	$1,791,994	$137,156
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$422,100	$—
Accounts payable	954,275	372,904
Accrued expenses	171,124	43,500
Accrued compensation	—	52,859
Total current liabilities	1,547,499	469,263
Long-term debt	351,742	—
Total liabilities	1,899,241	469,263
Commitments (Note 12)
Stockholders’ equity (deficit):
Preferred Stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding issued and outstanding 79,846,893 at December 31, 2010 and 79,914,879 shares at December 31, 2011	7,985	7,991
Additional paid-in capital	56,687,893	56,903,268
Deficit accumulated during the development stage	(56,803,125)	(57,243,366)
Total stockholders’ equity (deficit)	(107,247)	(332,107)
Total liabilities and stockholders’ equity (deficit)	$1,791,994	$137,156

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Operations

	Years ended December 31,
	2009	2010	2011	August 16, 1995 (Inception) to December 31, 2011
Research and grant revenue	$1,868,428	$1,244,479	$525,000	$14,099,481
Operating expenses:
Research and development	5,630,336	3,041,684	1,021,173	38,130,920
General and administrative	4,960,913	3,644,206	1,937,087	30,744,117
Total operating expenses	10,591,249	6,685,890	2,958,260	68,875,037
Operating loss	(8,722,821)	(5,441,411)	(2,433,260)	(54,775,556)
Interest income	142,040	11,033	14	1,671,665
Other income	—	—	1,617,060	1,617,060
Interest expense	(235,231)	(140,751)	(34,781)	(3,841,656)
Loss before income taxes	(8,816,012)	(5,571,129)	(850,967)	(55,328,487)
Income tax benefit	—	101,306	410,726	1,498,010
Net loss	$(8,816,012)	$(5,469,823)	$(440,241)	$(53,830,477)
Basic and diluted net loss per common share	$(0.11)	$(0.07)	$(0.01)
Weighted average number of shares outstanding	79,651,102	79,841,703	79,906,046

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period from August 16, 1995 (inception) to December 31, 2011

	Redeemable convertible preferred stock				Stockholders’ Equity (Deficit)
	Series A		Junior		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Stock subscription receivable	Deficit accumulated during development stage	Accumulated other comprehensive income	Total
Inception, August 16, 1995	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock for services	—	—	—	—	2,782,000	278	722	—	—	—	1,000
Net loss	—	—	—	—	—	—	—	—	(3,785)	—	(3,785)
Balance, December 31, 1995	—	—	—	—	2,782,000	278	722	—	(3,785)	—	(2,785)
Net loss	—	—	—	—	—	—	—	—	(7,069)	—	(7,069)
Balance December 31, 1996	—	—	—	—	2,782,000	278	722	—	(10,854)	—	(9,854)
Net loss	—	—	—	—	—	—	—	—	(48,185)	—	(48,185)
Balance, December 31, 1997	—	—	—	—	2,782,000	278	722	—	(59,039)	—	(58,039)
Net loss	—	—	—	—	—	—	—	—	113,785	—	113,785
Balance, December 31, 1998	—	—	—	—	2,782,000	278	722	—	54,746	—	55,746
Net loss	—	—	—	—	—	—	—	—	(73,505)	—	(73,505)
Balance, December 31, 1999	—	—	—	—	2,782,000	278	722	—	(18,759)	—	(17,759)
Issuance of common stock	—	—	—	—	282,373	28	294	—	—	—	322
Issuance of common stock for dilution provisions	—	—	—	—	7,428	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	42,905	—	42,905
Balance, December 31, 2000	—	—	—	—	3,071,801	306	1,016	—	24,146	—	25,468
Common stock reacquired and retired	—	—	—	—	(1,669,200)	(167)	107	—	—	—	(60)
Issuance of common stock	—	—	—	—	1,112,800	111	3,995	(4,106)	—	—	—
Issuance of common stock for dilution provisions	—	—	—	—	4,237	—	—	—	—	—	—
Common stock reacquired and retired	—	—	—	—	(20,170)	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	116,192	—	116,192
Balance, December 31, 2001	—	—	—	—	2,499,468	250	5,118	(4,106)	140,338	—	141,600
Issuance of common stock for services	—	—	—	—	515,838	52	926	—	—	—	978
Net loss	—	—	—	—	—	—	—	—	(864,319)	—	(864,319)
Balance, December 31, 2002	—	—	—	—	3,015,306	302	6,044	—	(723,981)	—	(721,741)
Sale of Series A Preferred stock net of $257,240 of expenses	1,285,714	2,442,759	—	—	—	—	—	—	—	—	—
Conversion of principal portion of notes payable	623,963	1,310,320	—	—	—	—	—	—	—	—	—
Conversion of accrued interest on notes payable	—	—	236,987	497,673	—	—	—	—	—	—	—
Accretion of Series A Preferred to redemption value	—	48,826	—	—	—	—	—	—	(48,826)	—	(48,826)
Issuance of common stock for dilution provisions	—	—	—	—	673,272	67	101,577	—	—	—	101,644
Issuance of common stock options for services	—	—	—	—	—	—	3,087	—	—	—	3,087
Proceeds from stockholder note	—	—	—	—	—	—	—	4,106	—	—	4,106
Common stock reacquired and retired	—	—	—	—	(678,263)	(68)	(110,900)	—	(164,032)	—	(275,000)
Net loss	—	—	—	—	—	—	—	—	(2,360,483)	—	(2,360,483)
Balance, December 31, 2003	1,909,677	3,801,905	236,987	497,673	3,010,315	301	(192)	—	(3,297,322)	—	(3,297,213)

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

Period from August 16, 1995 (inception) to December 31, 2011

	Redeemable convertible preferred stock				Stockholders’ Equity (Deficit)
	Series A		Junior		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Stock subscription receivable	Deficit accumulated during development stage	Accumulated other comprehensive income	Total
Sale of Series A Preferred stock net of $83,144 of expenses	4,535,158	9,440,688	—	—	—	—	—	—	—	—	—
Accretion of Series A Preferred to redemption value	—	669,228	—	—	—	—	—	—	(669,228)	—	(669,228)
Issuance of common stock for dilution provisions	—	—	—	—	1,391,000	139	209,861	—	—	—	210,000
Issuance of common stock options for services	—	—	—	—	—	—	15,391	—	—	—	15,391
Net loss	—	—	—	—	—	—	—	—	(4,803,026)	—	(4,803,026)
Balance, December 31, 2004	6,444,835	13,911,821	236,987	497,673	4,401,315	440	225,060	—	(8,769,576)	—	(8,544,076)
Accretion of Series A Preferred to redemption value	—	—	—	—	—	—	—	—	(1,147,404)	—	(1,147,404)
Issuance of common stock for dilution provisions	—	—	—	—	2,790	—	421	—	—	—	421
Issuance of common stock	—	—	—	—	89,204	9	13,431	—	—	—	13,440
Issuance of warrants and stock options for services	—	—	—	—	—	—	34,782	—	—	—	34,782
Net loss	—	—	—	—	—	—	—	—	(4,367,326)	—	(4,367,326)
Balance, December 31, 2005	6,444,835	15,059,225	236,987	497,673	4,493,129	449	273,694	—	(14,284,306)	—	(14,010,163)
Accretion of Series A Preferred to redemption value	—	—	—	—	—	—	—	—	(1,158,553)	—	(1,158,553)
Issuance of warrants to purchase preferred stock	—	—	—	—	—	—	1,228,568	—	—	—	1,228,568
Proceeds from warrants	—	—	—	—	—	—	23,750	—	—	—	23,750
Stock-based compensation	—	—	—	—	—	—	50,801	—	—	—	50,801
Common stock reacquired and retired	—	—	—	—	(53,784)	(5)	(8,116)	—	—	—	(8,121)
Net loss	—	—	—	—	—	—	—	—	(6,852,139)	—	(6,852,139)
Balance, December 31, 2006	6,444,835	16,217,778	236,987	497,673	4,439,345	444	1,568,697	—	(22,294,998)	—	(20,725,857)
Accretion of Series A Preferred to redemption value	—	224,846	—	—	—	—	—	—	(224,846)	—	(224,846)
Conversion of preferred stock	(6,444,835)	(16,442,624)	(236,987)	(497,673)	22,774,963	2,278	16,938,019	—	—	—	16,940,297
Conversion of convertible notes payable and warrants	—	—	—	—	7,256,697	725	5,093,074	—	—	—	5,093,799
Sale of common stock, net of issuance costs of $4,406,015	—	—	—	—	42,180,263	4,218	28,578,767	—	—	—	28,582,985
Issuance of common stock for dilution provisions	—	—	—	—	2,017,407	202	1,631,507	—	—	—	1,631,709
Issuance of common stock upon exercise of options and warrants	—	—	—	—	555,312	55	83,241	—	—	—	83,296
Stock-based compensation	—	—	—	—	—	—	592,068	—	—	—	592,068
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,476,387)	—	(10,476,387)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	41,711	41,711
Total comprehensive loss											(10,434,676)
Balance, December 31, 2007	—	—	—	—	79,223,987	7,922	54,485,373	—	(32,996,231)	41,711	21,538,775

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

Period from August 16, 1995 (inception) to December 31, 2011

	Redeemable convertible preferred stock				Stockholders’ Equity (Deficit)
	Series A		Junior		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Stock subscription receivable	Deficit accumulated during development stage	Accumulated other comprehensive income	Total
Issuance of common stock upon exercise of options	—	—	—	—	271,883	28	40,754	—	—	—	40,782
Stock-based compensation	—	—	—	—	—	—	845,374	—	—	—	845,374
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(9,521,059)	—	(9,521,059)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	22,843	22,843
Total comprehensive loss											(9,498,216)
Balance, December 31, 2008	—	—	—	—	79,495,870	7,950	55,371,501	—	(42,517,290)	64,554	12,926,715
Issuance of common stock upon exercise of options	—	—	—	—	342,823	34	51,390	—	—	—	51,424
Stock-based compensation	—	—	—	—	—	—	680,893	—	—	—	680,893
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(8,816,012)	—	(8,816,012)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(64,554)	(64,554)
Total comprehensive loss											(8,880,566)
Balance, December 31, 2009	—	$—	—	$—	79,838,693	$7,984	$56,103,784	$—	$(51,333,302)	$—	$4,778,466
Issuance of common stock upon exercise of options	—	—	—	—	8,200	1	573	—	—	—	574
Stock-based compensation	—	—	—	—	—	—	583,536	—	—	—	583,536
Net Loss	—	—	—	—	—	—	—	—	(5,469,823)	—	(5,469,823)
Balance, December 31, 2010	—	$—	—	$—	79,846,893	$7,985	$56,687,893	$—	$(56,803,125)	$—	$(107,247)
Issuance of common stock upon exercise of options	—	—	—	—	67,986	6	6,578	—	—	—	6,584
Stock-based compensation	—	—	—	—	—	—	208,797	—	—	—	208,797
Net Loss	—	—	—	—	—	—	—	—	(440,241)	—	(440,241)
Balance, December 31, 2011	—	$—	—	$—	79,914,879	$7,991	$56,903,268	$—	$(57,243,366)	$—	$(332,107)

See accompanying notes to financial statements.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Statements of Cash Flows

	Years ended December 31,
	2009	2010	2011	August 16, 1995 (Inception) to December 31, 2011
Cash flows from operating activities:
Net loss	$(8,816,012)	$(5,469,823)	$(440,241)	$(53,830,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	519,636	389,433	135,271	3,178,176
Amortization of discounts and premiums on marketable securities	11,446	—	—	(473,654)
Options, warrants and stock issued for services and dilution provisions	680,893	583,536	208,797	4,934,510
Beneficial conversion feature	—	—	—	1,228,565
Amortization of discount on convertible notes	—	—	—	899,935
Amortization of deferred financing costs	16,470	14,516	3,387	179,147
Debt inducement charge	—	—	—	361,598
Interest expense on convertible notes	—	—	—	136,075
Gain on sale of property and equipment	—	—	(174,687)	(174,687)
Gain on debt extinguishment	—	—	(577,740)	(577,740)
Gain on settlement of accounts payable	—	—	(795,633)	(795,633)
Changes in assets and liabilities:
Accounts receivable	139,095	—	—	—
Prepaid expenses and other assets	128,486	104,264	343,470	(315,292)
Accounts payable	(210,994)	295,714	214,262	1,476,993
Accrued expenses and accrued compensation	(131,595)	(18,471)	(62,376)	240,358
Deferred revenue	(649,902)	—	—	—
Net cash used in operating activities	(8,312,477)	(4,100,831)	(1,145,490)	(43,532,126)
Cash flows from investing activities:
Purchases of marketable securities	(3,019,048)	—	—	(46,513,341)
Maturity and sale of marketable securities	14,240,000	—	—	46,986,994
Proceeds from sale of property and equipment	—	—	376,713	376,713
Purchases of property and equipment	(13,939)	—	—	(3,380,219)
Net cash (used in) provided by investing activities	11,207,013	—	376,713	(2,529,853)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	3,614,710
Net proceeds from convertible notes	—	—	—	5,253,811
Repayments of debt	(519,154)	(374,111)	(194,082)	(3,087,407)
Net proceeds from issuance of preferred stock	—	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	51,424	574	6,584	182,660
Common stock reacquired	—	—	—	(283,121)
Net cash provided by (used in) financing activities	(467,730)	(373,537)	(187,498)	46,188,703
Net increase (decrease) in cash and cash equivalents	2,426,806	(4,474,368)	(956,275)	126,724
Cash and cash equivalents, beginning of year	3,130,561	5,557,367	1,082,999	—
Cash and cash equivalents, end of year	$5,557,367	$1,082,999	$126,724	$126,724
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Increase (decrease) in property and equipment included in accounts payable	$(8,087)	$—	$—	$—
Conversion of notes payable and accrued interest to preferred stock	—	—	—	1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	—	16,940,297
Accretion of preferred stock	—	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	—	1,258,642
Cash paid for interest	169,866	118,901	31,394	820,288

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

In June 2010, the Company entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44. IFF has exclusive rights, through June 2015, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, we received an upfront payment of $0.5 million and we became eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding regulatory approval and supply. In addition to these milestone payments, the Company is eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. Regardless of the amount of RP44 purchased by IFF for use in products, in order to maintain their exclusive rights, IFF shall be required to pay the Company minimum royalties in the low six figure range for each twelve month period following the first commercial purchase of RP44 by IFF for use in products. IFF will continue to be responsible for the regulatory process and for costs associated with prosecuting and maintaining the Company’s intellectual property covering the sweetness enhancer. Unless terminated earlier pursuant to the agreement, the agreement continues in effect until the end of the Royalty Term.  The Royalty Term commences on the first commercial purchase by IFF (or any of its affiliates) of RP44 from a supplier under a supply agreement and ends on the fifth (5th) anniversary of the first purchase under the supply agreement, or, if a patent covering RP44 or Products (as defined in the agreement) has issued, such later date on which RP44 or such Product is no longer covered by a Valid Claim (as defined in the agreement) in any country in the Territory (as defined in the agreement).  In addition to standard termination rights provided to each party, after the third (3rd) anniversary of this agreement, IFF may terminate the agreement at any time upon ninety (90) days prior written notice to the Company.

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

In March 2011, IFF entered into an agreement with GLG Life Tech Corporation, or GLG, a global leader in the supply of high purity stevia extracts, to develop the extraction capability for high grade Reb C extract for use by IFF as a sweetness enhancer.  If the development proved successful, IFF and GLG also negotiated preliminary terms for a supply agreement, including exclusive supply to IFF for high-purity Reb C for use as a sweetness enhancer.  In December 2011, IFF notified the Company that the supply milestone was achieved, triggering the remaining $0.5 million payment which was received in December 2011. Although Reb C is currently derived from material found in the side stream of the Reb A production process there can be no assurance that it can be produced in large scale on an economically viable basis.

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2011. As of December 31, 2011, the Company had an accumulated deficit of $57.2 million and anticipates incurring additional losses for the foreseeable future. Through December 31, 2011, substantially all of the Company’s cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. The Company expects that substantially all of its cash-flow for the foreseeable future will come from its license and commercialization agreement with IFF. However, there can be no assurance that the Company will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements. Redpoint had approximately $127,000 of cash at December 31, 2011.

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

On November 28, 2005, the Company entered into a Lease (the “Lease”) with BMR-7 Graphics Drive LLC (the “Landlord”), which was amended by the First Amendment to the Lease, dated as of October 25, 2006, and that certain Acknowledgement of Term Commencement Date and Term Expiration Date, dated as of May 7, 2007.  On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the Lease as of April 30, 2011.  As a result, the Company was in default on the Lease.  Additionally, on May 10, 2011, the Company received notice from the Landlord that the Company was in violation of the Lease for failure to pay rent as required under the Lease.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the Lease and future payments due for the remainder of the Term (as defined in the Lease) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement. Further, as discussed below, in October 2011 the Company paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc.  In December 2011, the Company paid the remaining $372,500 of the Payoff Amount which was received in connection with the achievement of the supply milestone in accordance with the License and Commercialization Agreement entered into with IFF. As a result, the Company has no further obligations to the Landlord under the Lease or the Settlement Agreement.

On September 30, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Opertech Bio, Inc. (the “Purchaser”).  Pursuant to the Agreement, and subject to the terms and conditions contained therein, the Company sold certain operating assets and transferred certain liabilities and obligations to the Purchaser which relate to the Company’s taste modulator technology, including its Microtiter Operant Gustometer (“MOG”) technology.  As consideration for the sale of the assets under the Agreement, the Company received at closing a cash payment in the amount of $27,500 (the “Closing Payment”).  Pursuant to the Company’s obligations under the Settlement Agreement, in October 2011, the Company paid the entirety of the Closing Payment to the Landlord.  In addition, if, during the one year period following the effective date of the Agreement, the Purchaser is sold or the Purchaser sells all or substantially all of the Technology (as defined in the Agreement) to an independent third party for proceeds greater than the sum of (i) the Closing Payment, and (ii) all capital invested in the Purchaser by its stockholders as of the date of such sale, then the Purchaser shall pay the Company an amount equal to 10% of the net proceeds from such sale transaction.  In connection with the Agreement, the Company terminated each of its employees that remained on the Company’s scientific staff and certain of such employees have become employees of the Purchaser, including the Company’s current interim President and Chief Executive Officer and Chief Financial Officer, Scott Horvitz, who also serves, on a part-time basis, as the President and Chief Executive Officer of Opertech Bio Inc. As of the date of this filing, Mr. Horvitz is the only remaining employee of the Company.

As of the date of this filing, the Company had approximately $55,000 of cash. The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through May 2012, which raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is continuing its efforts to reduce its liabilities and sell its remaining assets and is seeking debt or equity financings to enhance the Company’s liquidity position. The Company’s remaining assets are primarily comprised of intellectual property, compounds and other research tools associated with the TRPm5 discovery program for pharmaceutical products which the Company terminated in March of 2011 due to scientific reasons and financial constraints. The Company had previously terminated its program for TRPm5 taste modulators.

For the Company to fund its operations, the Company must receive significant royalties from its license and commercialization agreement with IFF or additional equity and/or debt financing will be required before May 2012. There is no assurance that significant royalties will be received or such financing will be available to the Company as needed, and as a result, it will need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve positive operating cash flow in the future, including the surrender of its rights to the IFF license and commercialization agreement.

Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive officers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company reduced the amounts that would have otherwise been owed to each executive officer by $141,000. In addition, on September 27, 2011, the Company mutually agreed with F. Raymond Salemme, PhD. (“Dr. Salemme”), the Company’s President and Chief Executive Officer, that Dr. Salemme shall resign as the Company’s President and Chief Executive Officer effective as of that date. Beginning on September 1, 2011, the Company is paying its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903. As of December 31, 2011, the Company had one remaining employee, its Interim President and Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis.

(2) Reverse Triangular Merger, Financing, Reincorporation Merger

Completion of Merger

Robcor Properties, Inc., a Florida corporation (“Robcor”), and its newly- formed subsidiary, Robcor Acquisition Corp., a Delaware corporation (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated March 12, 2007, by and among, Redpoint, formerly a privately-held Delaware corporation, on the one hand, and Robcor, Merger Sub, Robcor LLC, a Kentucky limited liability company and wholly-owned subsidiary of Robcor (“Robcor LLC”) and Halter Financial Investments, L.P., a Texas limited partnership (“Halter”), and Michael Heitz (“Heitz”), as stockholders of Robcor, on the other hand. Pursuant to the Merger Agreement, Merger Sub, which Robcor had incorporated in the state of Delaware for the purpose of completing the transaction, merged into Redpoint (the “Reverse Merger”) on March 12, 2007 (the “Closing” or the “Closing Date”) with Redpoint continuing as the surviving entity in the Reverse Merger. As a result of the Reverse Merger, Redpoint became a wholly-owned subsidiary of Robcor. In connection with the Reverse Merger, each share of capital stock of Redpoint was converted into 2.7820 shares of common stock of Robcor and all of Redpoint’s convertible promissory notes were converted into shares of common stock of Robcor.

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2010, cash and cash equivalents included amounts invested in money market accounts. The Company did not have any cash equivalents at December 31, 2011.

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

Multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and development services, can be separated or whether they must be accounted for as a single unit of accounting. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. However, if the elements are considered to either (i) not have stand-alone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and all of the payments are recognized as revenue over the estimated period of when the performance obligations are performed. Whenever Redpoint determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Significant management judgment is required in determining the period over which the Company is expected to complete its performance obligations under an arrangement.

Substantive Milestone Payments

Redpoint’s collaboration agreements may also contain substantive milestone payments that are recognized upon achievement of the milestone only if all of the following conditions are met:

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

(e) Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of four to five years for laboratory equipment, three to seven years for office equipment and furniture, and the lesser of the useful life or the remaining life of the underlying facility lease for leasehold improvements. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and betterments are capitalized. Upon disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the Statements of Operations. During the year ended December 31, 2011, the Company sold its remaining property and equipment in connection with the Asset Purchase Agreement entered into with Opertech Bio, Inc. As a result, the Company did not have any property and equipment on its Balance Sheets at December 31, 2011.

(f) Research and Development

Research and development costs, including those incurred in relation to the Company’s collaborative arrangements, are charged to expense as incurred. These expenses include internal research and development as well as research conducted on behalf of the Company by third parties, including sponsored university-based research agreements and clinical study vendors. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future uses.

(g) Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not recorded any impairment charges pursuant to its review of long-lived assets.

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

(j) Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted- average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued. Stock options and warrants to purchase an aggregate of 22,857,110, 13,497,205 and 10,897,476 common shares were excluded from the computation of diluted net loss per common share for the years ended December 31, 2009, 2010 and 2011, respectively. In all periods presented, Redpoint’s diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(k) Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2010 and 2011, the carrying values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. In addition, the Company believes the carrying value of its debt instrument at December 31, 2010, which does not have a readily ascertainable market value, approximates its fair value, given that the interest rate approximates market rates.

(l) Comprehensive Loss

The Company classifies items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital, in the stockholders’ equity section of its balance sheet. Other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities for the year ended December 31, 2009 and is presented in the Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit). There was no other comprehensive income (loss) recorded during the years ended December 31, 2010 and 2011.

(m) Recent Accounting Pronouncements

In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance became effective for us beginning on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

(4) Research and Collaboration Agreements

International Flavor & Fragrances. In June 2010, the Company entered into a License and Commercialization Agreement with IFF for the development, manufacture, use and commercialization of RP44, the Company’s all-natural sweetness enhancer. IFF has exclusive rights, through June 2015, to develop, manufacture and commercialize RP44 in virtually all food and beverage product categories. In return, the Company received an upfront payment of $0.5 million and became eligible to receive two milestone payments of $0.5 million each based upon certain criteria regarding regulatory approval and supply. In addition to these milestone payments, the Company is eligible to receive royalties based on the amount of RP44 purchased by IFF for use in products. Regardless of the amount of RP44 purchased by IFF for use in products, in order to maintain their exclusive rights, IFF shall be required to pay the Company minimum royalties in the low six figure range for each twelve month period following the first commercial purchase of RP44 by IFF for use in products. IFF will continue to be responsible for the regulatory process and for costs associated with prosecuting and maintaining the Company’s intellectual property covering the sweetness enhancer. Unless terminated earlier pursuant to the agreement, the agreement continues in effect until the end of the Royalty Term.  The Royalty Term commences on the first commercial purchase by IFF (or any of its affiliates) of RP44 from a supplier under a supply agreement and ends on the fifth (5th) anniversary of the first purchase under the supply agreement, or, if a patent covering RP44 or Products (as defined in the agreement) has issued, such later date on which RP44 or such Product is no longer covered by a Valid Claim (as defined in the agreement) in any country in the Territory (as defined in the agreement).  In addition to standard termination rights provided to each party, after the third (3rd) anniversary of this agreement, IFF may terminate the agreement at any time upon ninety (90) days prior written notice to the Company.

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

In March 2011, IFF entered into an agreement with GLG Life Tech Corporation, or GLG, a global leader in the supply of high purity stevia extracts, to develop the extraction capability for high grade Reb C extract for use by IFF as a sweetness enhancer.  If the development proved successful, IFF and GLG also negotiated preliminary terms for a supply agreement, including exclusive supply to IFF for high-purity Reb C for use as a sweetness enhancer.  In December 2011, IFF notified the Company that the supply milestone was achieved, triggering the remaining $0.5 million payment which was received in December 2011.

(5) Grant Revenue

In November 2010, the Company received a grant in the amount of $244,479 in connection with the Qualifying Therapeutic Discovery Project Program under section 48D of the Internal Revenue Code.

REDPOINT BIO CORPORATION

(A Development-Stage Enterprise)

Notes to Financial Statements

(6) Property and Equipment

During the fiscal year ended December 31, 2011, the Company sold its remaining property and equipment in connection with the Asset Purchase Agreement entered into with Opertech Bio, Inc.  As a result, the Company did not have any property and equipment on its Balance Sheets at December 31, 2011.

Property and equipment consisted of the following:

	December 31
	2010	2011
Laboratory equipment	$2,960,632	—
Office equipment and furniture	240,976	—
Leasehold improvements	24,397	—
	3,226,005	—
Less accumulated depreciation and amortization	(2,888,708)	—
	$337,297	—

Depreciation and amortization expense was $519,636, $389,433, $135,271 and $3,178,176 for the years ended December 31, 2009, 2010, 2011 and the period from August 16, 1995 (inception) through December 31, 2011, respectively.

(7) Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2010	December 31, 2011
Professional fees	$85,324	$43,500
Deferred rent	73,138	—
Other	12,662	—
	$171,124	$43,500

Accrued Compensation

Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive officers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company reduced the amounts that would have otherwise been owed to each executive officer by $141,000.  Beginning on September 1, 2011, the Company is paying its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903.  In addition, on September 27, 2011, the Company reduced by 90% the amounts that would otherwise be owed to each of the Company’s executive officers pursuant to any severance arrangements included in their employment agreements or as otherwise agreed to by such executive officer and the Company.  As such, in connection with the resignation of the Company’s President and CEO on September 27, 2011, based on the above, the Company recorded accrued severance of $37,129 as of December 31, 2011.  This amount was included in general and administrative expenses during the year ended December 31, 2011.  Accrued compensation of $52,859 is included in “Accrued Compensation” on the Company’s Balance Sheets at December 31, 2011 which consists of the cash amounts due to the Company’s executive officers as a result of the deferral of salaries and accrued severance.

(8) Debt

(a) Master Security Agreement and Loan and Security Agreement

In February 2005, the Company entered into a Master Security Agreement with a finance company that provided for borrowings up to $3,200,000, subject to certain conditions, through December 2005. During 2005, the Company borrowed $2,001,810 under the Master Security Agreement in order to finance the purchase of laboratory and office equipment. Amounts borrowed were evidenced with promissory notes and were repayable in equal monthly payments, over 36 to 48 months, and are collateralized by the purchased equipment. The notes bore interest at rates varying between 9.4% and 10.4%. As of December 31, 2008, $187,577 was outstanding under the Master Security Agreement. The notes were repaid in full during 2009.

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

Interest expense on notes payable recorded during the years ended December 31, 2009, 2010 and 2011 and for the period from August 16, 1995 (inception) to December 31, 2010 was $167,616, $117,884, $31,394 and $728,403 respectively.

During the year ended December 31, 2011, certain scheduled repayments of amounts outstanding under the Loan and Security Agreement were not made.  Based on the terms of the Loan and Security Agreement, this was considered an Event of Default (as defined in the Loan and Security Agreement) and the finance company had the option to declare all amounts outstanding immediately due and payable.  During the year ended December 31, 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement.  Accordingly, $84,583 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $634,788 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept $42,639 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company were deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment were deemed released and terminated.  In addition, there was a balance of $14,409 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $577,740 which is included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.

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

(11) Stockholders’ Equity (Deficit)

(a) Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of December 31, 2011, none of the Company’s existing agreements contain dilution protection provisions.

(b) Warrants

As of December 31, 2011, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration
53,039	$0.75	February — December 2012
300,000	$0.13	November 2015
3,574,906	$0.97	April 2012
3,927,945

During the year ended December 31, 2010, warrants to purchase 10,197,346 shares of Common Stock at an exercise price of $1.35 per share expired and were not exercised. As of December 31, 2011, 3,627,945 warrants were vested.

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

If the Company fails to maintain the effectiveness of the “resale” registration statement, a 1% penalty will be assessed for each monthly period that the registration statement is not effective, capped at 12%. The penalty will be payable monthly in either cash or additional shares of common stock, as determined by the Company. The Company follows the relevant accounting literature, which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments relate. Contingent obligations in a registration payment arrangement are separately analyzed. If we determine a penalty payment is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2011, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

(d) Stock Option Plans

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

The following is a summary of stock option activity under the 2007 Plan through December 31, 2011.

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Intrinsic Value
Outstanding at December 31, 2007	9,603,961	$0.49
Granted	1,689,938	0.65
Forfeited	—	—
Exercised	(271,883)	0.15
Outstanding at December 31, 2008	11,022,016	0.52
Granted	1,230,628	0.09
Forfeited	(2,878,002)	0.50
Exercised	(342,823)	0.15
Outstanding at December 31, 2009	9,031,819	0.48
Granted	800,000	0.12
Forfeited	(254,359)	0.41
Exercised	(8,200)	0.07
Outstanding at December 31, 2010	9,569,260	0.45
Granted	—	—
Forfeited	(2,531,743)	0.38
Exercised	(67,986)	0.10
Outstanding at December 31, 2011	6,969,531	$0.46	4.41 years	$—
Exercisable at December 31, 2011	6,603,607	$0.38	4.18 years	$—

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. The Company received proceeds of $51,424, $574 and $6,584 for option exercises in 2009, 2010 and 2011, respectively. As of December 31, 2011, there were 9,531,732 shares of common stock available for grant under the 2007 Plan.

The per-share weighted average fair value of the options granted during the years ended December 31, 2009 and 2010 was estimated at $0.07 and $0.07, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31
	2009	2010	2011
Expected dividend yield	—	—	—
Expected volatility	75%	69%	—
Risk-free interest rate	1.96%	1.81%	—
Expected life of options	6 years	6 years	—

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

The Company recognized $680,893, $583,536 and $208,797 of stock- based compensation expense related to stock options for the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, there was $31,833 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.0 year.

(12) Commitments

Employment-Related Agreements

The Company has entered into an employment agreement with its remaining key executive officer, providing for a base salary plus performance incentive bonuses. In January 2009, the Company entered into a separation agreement with a former officer that required the Company to make aggregate payments of $40,175, which was paid in bimonthly installments through March 31, 2009. In February 2009, the Company entered into a separation agreement with a former officer that required the Company to make aggregate payments of $222,888, which was paid in bimonthly installments through February 28, 2010.

See Notes 1 and 7.

(13) Lease Settlement Charge

On November 28, 2005, the Company entered into a lease agreement (the “Lease”) with BMR-7 Graphics Drive LLC (the “Landlord”), which was amended by the First Amendment to the Lease, dated as of October 25, 2006, and that certain Acknowledgement of Term Commencement Date and Term Expiration Date, dated as of May 7, 2007.  On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the Lease as of April 30, 2011.  As a result, the Company was in default on the Lease.  Additionally, on May 10, 2011, the Company received notice from the Landlord that the Company was in violation of the Lease for failure to pay rent as required under the Lease.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the Lease and future payments due for the remainder of the Term (as defined in the Lease) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  As a result, the Company has recorded an expense of $425,000 during the year ended December 31, 2011, which is included in general and administrative expenses on the Company’s Statements of Operations. Additionally, the Company had recorded a security deposit of $250,000 and a deferred rent liability of $76,000 that was recorded in other assets and accrued expenses, respectively, at the time that the Company no longer occupied the leased facility. Due to management’s estimate of the recoverability of those amounts, the amounts were written off during the year ended December 31, 2011, and the difference of $174,000 was included in general and administrative expenses on the Company’s Statements of Operations during the year ended December 31, 2011. In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement. Further, as discussed below, in October 2011 the Company paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc.  In December 2011, the Company paid the remaining $372,500 of the Payoff Amount which was received in connection with the achievement of the supply milestone in accordance with the License and Commercialization Agreement entered into with IFF. As a result, the Company has no further obligations to the Landlord under the Lease or the Settlement Agreement.

(14) Other Income

The following items are included in Other income on the Company’s Statements of Operations for the year ended December 31, 2011:

Gain on sale of property and equipment	$174,687
Gain on debt extinguishment	577,740
Gain on settlement of accounts payable	795,633
Receipt of cash in connection with research and development agreement	50,000
Other	19,000
$1,617,060

During the year ended December 31, 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of $347,575.  As a result of this transaction, the Company recorded a gain on sale of property and equipment of $174,581 which is included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011. In addition, during the year ended December 31, 2011, the Company sold certain property and equipment to an unrelated third party and received cash proceeds of $1,638. As a result of this transaction, the Company recorded a loss on sale of property and equipment of $4,366, which is included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.

During 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Opertech Bio, Inc. (the “Purchaser”).  Pursuant to the Agreement, and subject to the terms and conditions contained therein, the Company sold certain operating assets (including certain property and equipment) and transferred certain liabilities and obligations to the Purchaser which related to the Company’s taste modulator technology, including its Microtiter Operant Gustometer (“MOG”) technology.  As consideration for the sale of the assets under the Agreement, the Company received cash proceeds of $27,500.  As a result of this transaction, the Company recorded a gain on sale of property and equipment of $4,472 which is included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.  In addition, during 2011, the Company received a payment of $50,000 in connection with a research and development agreement relating to the Company’s taste modulator technology.  Based on the terms of the Agreement, the corresponding research and development agreement and all related rights and work in process associated with the research and development agreement was transferred to the Purchaser, with the exception of the $50,000 payment received by the Company.  As the Company has no future continuing involvement with the research program and did not perform any research activities in connection with the research and development agreement, the $50,000 payment was included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.

As noted above, during 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement entered into between Redpoint and a finance company (see Note 8).  Accordingly, $84,583 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $634,788 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept $42,639 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company were deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment were deemed released and terminated.  In addition, there was a balance of $14,409 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $577,740 which is included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.

During 2011, the Company entered into a series of agreements with several of the Company’s largest creditors.  The creditors agreed to accept an aggregate amount of $94,242 in full and complete satisfaction of $889,875 of outstanding balances owed to such creditors.  As a result of these agreements, the Company recorded a gain of $795,633 which is included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.

(15) Restructuring

During 2009, the Company announced two restructurings which reduced its workforce by approximately 60%. As of December 31, 2011, the Company has 1 part-time employee. In connection with the restructurings, the Company incurred severance costs of $526,553 which are included in general and administrative expenses on the accompanying Statements of Operations for the year ended December 31, 2009. As of December 31, 2011, all amounts related to these restructurings have been paid.

	December 31, 2008	2009 Expense	2009 Payments	2010 Payments	December 31, 2010
Severance and benefits	$—	$526,553	$489,405	$37,148	$—
	$—	$526,553	$489,405	$37,148	$—

(16) Income Taxes

As of December 31, 2011, the Company had approximately $46,413,000 and $25,615,000 of federal and state net operating loss carryforwards, respectively, and approximately $580,000 and $239,000 of federal and state research and development credit carryforwards, respectively, available to offset future federal and state taxable income. The federal net operating loss carryforward will expire beginning in 2022, and the state net operating loss carryforwards began expiring in 2012. The federal research and development credit carryforward will expire beginning in 2022, and the state research and development carryforward will expire beginning in 2021.

        The following table summarizes the components of the deferred tax assets and liabilities as of:

	December 31
	2010	2011
Net operating losses	$17,452,000	$17,260,000
Research and development credit	830,000	738,000
Other temporary differences	156,000	53,000
Gross deferred tax assets	18,438,000	18,051,000
Valuation allowance	(18,438,000)	(18,051,000)
Total deferred tax assets	—	—
Fixed assets	—	—
Total deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

        The Company's effective tax rate differs from the statutory rate primarily due to its valuation allowance associated with its net operating losses.

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2010 and 2011. The valuation allowance in 2011 decreased by $387,000 over 2010 related primarily to the expiration and sale of certain net operating losses by the Company. The valuation allowance in 2010 increased by $284,000 over 2009 related primarily to additional net operating losses incurred by the Company.

        Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss and tax credit carryforwards is limited following a greater than 50% change in ownership during a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss and tax credit carryforward period. Prior equity financings may significantly limit the Company’s ability to utilize net operating loss and tax credit carryforwards against future taxable income under Sections 382 and 383 of the Internal Revenue Code.

During the year ended December 31, 2011, the Company sold $5,268,454 of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $410,726 recorded in the Company’s Statement of Operations.

During the year ended December 31, 2010, and the Company sold $112,562 of its New Jersey State Research and Development Tax Credits resulting in the recognition of an income tax benefit of $101,306 recorded in the Company’s Statement of Operations.

The Company applies the provisions of FASB Accounting Standards Codification 740-10 “Accounting for Uncertainty in Income Taxes” (ASC 740-10), which clarifies the accounting and disclosure for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. ASC 740-10 also provides guidance on the recognition and classification of interest and penalties in an entity’s financial statements. The Company’s policy is to recognize potential accrued interest and penalties related to income tax matters in income tax expense. As of December 31, 2011, the Company determined that it had no liability for uncertain income tax matters as prescribed by ASC 740-10.  Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.

(17) 401(k) Plan

The Company maintained a defined contribution 401(k) plan available to eligible employees. The 401(k) plan was terminated during 2011. Prior to its termination, employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. During the year ended December 31, 2007, the Company began making matching contributions in the amount of 50% of employee contributions up to 6%. The Company, in its discretion, may also make certain contributions to the plan. The Company contributed $18,000, $21,000 and $17,000 as matching contributions for the years ended December 31, 2009, 2010 and 2011, respectively.

(18) Quarterly Results (unaudited)

The following tables summarize the quarterly results of operations for each of the quarters in 2010 and 2011. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as the Company’s audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information set forth herein.

	2010 Results
	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
Revenues	$—	$500,000	$—	$744,479	$1,244,479
Net loss(2)	(1,713,341)	(1,388,774)	(1,772,558)	(595,150)	(5,469,823)
Basic and diluted net loss per common share(1)	$(0.02)	$(0.02)	$(0.02)	$(0.01)	$(0.07)

	2011 Results
	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
Revenues	$—	$—	$25,000	$500,000	$525,000
Net income (loss)	(887,168)	233,018	(160,224)	374,133	(440,241)
Basic and diluted net loss per common share(1)	$(0.01)	$—	$—	$—	$(0.01)

(1)	Per common share amounts for the quarters and full years have been calculated separately.

(2)	The net loss for the three months ended December 31, 2010 reflects the reversal of $187,983 of accrued bonuses previously recognized in the first three quarters of 2010, as a result of the Company’s decision not to pay 2010 bonuses.

