Form 10-Q
period 2012-03-31
Redpoint Bio CORP
filed 2012-05-21
CIK 1328003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-51708

Redpoint Bio Corporation

(Exact name of Registrant as specified in its charter)

Delaware	22-3393959
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5501 Old York Road, Philadelphia, Pennsylvania 19141

(Address of principal executive offices) (Zip Code)

(215) 456-2312

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

The number of shares of the registrant’s common stock outstanding as of May 17, 2012 was 79,914,879.

REDPOINT BIO CORPORATION

i

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2011	2012
Assets
Current assets:
Cash	$126,724	$68,267
Prepaid expenses and other current assets	10,432	25,954
Total current assets	137,156	94,221
Total assets	$137,156	$94,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$372,904	$384,479
Accrued expenses	43,500	61,810
Accrued compensation	52,859	52,859
Total current liabilities	469,263	499,148
Total liabilities	469,263	499,148

Stockholders’ equity (deficit):
Preferred stock; 10,000,000 shares authorized, $0.0001 par value, none issued	—	—
Common stock; authorized 150,000,000 shares; $0.0001 par value, issued and outstanding 79,914,879 shares at December 31, 2011 and issued and outstanding 79,914,879 shares at March 31, 2012	7,991	7,991
Additional paid-in-capital	56,903,268	56,913,038
Deficit accumulated during development stage	(57,243,366)	(57,325,956)
Total stockholders’ equity (deficit)	(332,107)	(404,927)
Total liabilities and stockholders’ equity (deficit)	$137,156	$94,221

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		August 16, 1995 (Inception) to
	2011	2012	March 31, 2012
Research, grant and license revenue	$—	$—	$14,099,481
Operating expenses:

Research and development	625,930	—	38,130,920
General and administrative	646,480	86,952	30,831,069
Total operating expenses	1,272,410	86,952	68,961,989
Operating loss	(1,272,410)	(86,952)	(54,862,508)
Interest income	11	—	1,671,665
Other income	—	4,362	1,621,422
Interest expense	(25,495)	—	(3,841,656)
Loss before income taxes	(1,297,894)	(82,590)	(55,411,077)
Income tax benefit	410,726	—	1,498,010
Net loss	(887,168)	(82,590)	$(53,913,067)
Basic and diluted net loss per common share	$(0.01)	$—
Weighted average of shares outstanding	79,878,976	79,914,879

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		August 16, 1995 (Inception) to March 31,
	2011	2012	2012
Cash flows from operating activities:
Net loss	$(887,168)	$(82,590)	$(53,913,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,078	—	3,178,176
Amortization of discounts and premiums on marketable securities	—	—	(473,654)
Options, warrants and stock issued for services and dilution provisions	118,344	9,770	4,944,280
Beneficial conversion feature	—	—	1,228,565
Amortization of discount on convertible notes	—	—	899,935
Amortization of deferred financing costs	3,279	—	179,147
Debt inducement charge	—	—	361,598
Interest expense on convertible notes	—	—	136,075
Gain on sale of property and equipment	—	—	(174,687)
Gain on debt extinguishment	—	—	(577,740)
Gain on settlement of accounts payable	—	(4,362)	(799,995)
Changes in assets and liabilities:
Prepaid expenses and other assets	38,511	(15,522)	(330,814)
Accounts payable	147,707	15,937	1,492,930
Accrued expenses and accrued compensation	19,806	18,310	258,668
Net cash used in operating activities	(469,443)	(58,457)	(43,590,583)
Cash flows from investing activities:
Maturity and sale of marketable securities	—	—	46,986,994
Purchases of marketable securities	—	—	(46,513,341)
Proceeds from sale of property and equipment	—	—	376,713
Purchases of property and equipment	—	—	(3,380,219)
Net cash provided by (used in) investing activities	—	—	(2,529,853)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	3,614,710
Net proceeds from convertible notes	—	—	5,253,811
Repayment of debt	(66,860)	—	(3,087,407)
Net proceeds from issuance of preferred stock	—	—	11,883,447
Net proceeds from issuance of common stock and warrants	—	—	28,624,603
Proceeds from exercise of common stock options and warrants	6,583	—	182,660
Common stock reacquired	—	—	(283,121)
Net cash provided by (used in) financing activities	(60,277)	—	46,188,703
Net increase (decrease) in cash and cash equivalents	(529,720)	(58,457)	68,267
Cash and cash equivalents, beginning of period	1,082,999	126,724	—
Cash and cash equivalents, end of period	$553,279	$68,267	$68,267
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of notes payable and accrued interest to preferred stock	$—	$—	$1,446,395
Conversion of notes payable and accrued interest to common stock	—	—	3,896,001
Conversion of preferred and junior preferred stock to common stock	—	—	16,940,297
Accretion of preferred stock	—	—	3,248,857
Warrants issued in connection with notes payable	—	—	1,258,642
Cash paid for interest	$15,308	$—	$820,288

See accompanying notes to the unaudited financial statements.

REDPOINT BIO CORPORATION

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the Business, Liquidity and Basis of Presentation

Description of the Business and Liquidity

Redpoint Bio Corporation (“Redpoint” or “the Company”) is a development stage company following a strategy focused on preserving the value of the License and Commercialization Agreement it entered into with International Flavors and Fragrances Inc., or IFF, a global leader in the food and beverage industry.  As part of this strategy, the Company continues its efforts to reduce its liabilities and sell its remaining assets. These remaining assets are primarily comprised of intellectual property, compounds and other research tools associated with the TRPm5 discovery program for pharmaceutical products which the Company terminated in March of 2011 due to scientific reasons and financial constraints. The Company had previously terminated its program for TRPm5 taste modulators. Given its lack of resources, the Company is not currently performing any research and development activities.

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

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2012. As of March 31, 2012, the Company had an accumulated deficit of $57.3 million and anticipates incurring additional losses for the foreseeable future. Through March 31, 2012, substantially all of the Company’s cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. The Company expects that substantially all of its cash-flow for the foreseeable future will come from its license and commercialization agreement with IFF. However, there can be no assurance that the Company will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements. Redpoint had approximately $68,000 of cash at March 31, 2012.

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

As of the date of this filing, the Company had approximately $38,000 of cash. The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through June 2012, which raises substantial doubt about its ability to continue as a going concern.  The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is continuing its efforts to reduce its liabilities and sell its remaining assets and is seeking debt or equity financings to enhance the Company’s liquidity position. The Company’s remaining assets are primarily comprised of intellectual property, compounds and other research tools associated with the TRPm5 discovery program for pharmaceutical products which the Company terminated in March of 2011 due to scientific reasons and financial constraints. The Company had previously terminated its program for TRPm5 taste modulators.

For the Company to fund its operations, the Company must receive significant royalties from its license and commercialization agreement with IFF or additional equity and/or debt financing will be required before June 2012. There is no assurance that significant royalties will be received or such financing will be available to the Company as needed, and as a result, it will need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve positive operating cash flow in the future, including the surrender of its rights to the IFF license and commercialization agreement.

Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive officers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company reduced the amounts that would have otherwise been owed to each executive officer by $141,000. In addition, on September 27, 2011, the Company mutually agreed with F. Raymond Salemme, PhD. (“Dr. Salemme”), the Company’s President and Chief Executive Officer, that Dr. Salemme shall resign as the Company’s President and Chief Executive Officer effective as of that date. Beginning on September 1, 2011, the Company is paying its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903. As of March 31, 2012, the Company had one remaining employee, its Interim President and Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included (See Note 2 for discussion of the impact of the Reverse Merger (as defined below)).  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

For further information, refer to the 2011 financial statements and footnotes thereto of Redpoint included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents.  The Company did not have any cash equivalents at December 31, 2011 and March 31, 2012.

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

(e) Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of four to five years for laboratory equipment, three to seven years for office equipment and furniture, and the lesser of the useful life or the remaining life of the underlying facility lease for leasehold improvements. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and betterments are capitalized. Upon disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the Statements of Operations. During the year ended December 31, 2011, the Company sold its remaining property and equipment in connection with the Asset Purchase Agreement entered into with Opertech Bio, Inc. As a result, the Company did not have any property and equipment on its Balance Sheets at December 31, 2011 and March 31, 2012.

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

(j) Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss allocable to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Stock options and warrants to purchase an aggregate of 10,376,504 and 13,308,397 common shares were excluded from our computation of diluted net loss per common share for the three months ended March 31, 2012 and 2011, respectively.  In all periods presented, Redpoint’s diluted net loss per common share is equal to basic net loss per common share because giving effect in the computation of diluted net loss per common share to the exercise of outstanding options and warrants would have been antidilutive.

(k) Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2011 and March 31, 2012, the carrying values of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments.

4. Accrued Expenses and Accrued Compensation

Accrued expenses consisted of the following:

	December 31, 2011	March 31, 2012
Professional fees	$43,500	$61,810
	$43,500	$61,810

Accrued Compensation

Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive officers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company reduced the amounts that would have otherwise been owed to each executive officer by $141,000.  Beginning on September 1, 2011, the Company is paying its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903.  In addition, on September 27, 2011, the Company reduced by 90% the amounts that would otherwise be owed to each of the Company’s executive officers pursuant to any severance arrangements included in their employment agreements or as otherwise agreed to by such executive officer and the Company.  As such, in connection with the resignation of the Company’s President and CEO on September 27, 2011, based on the above, the Company recorded accrued severance of $37,129 as of December 31, 2011 and March 31, 2012.  This amount was included in general and administrative expenses during the year ended December 31, 2011.  Accrued compensation of $52,859 is included in “Accrued Compensation” on the Company’s Balance Sheets at December 31, 2011 and March 31, 2012 which consists of the cash amounts due to the Company’s current and former executive officers as a result of the deferral of salaries and accrued severance.

5. Debt — Loan and Security Agreement

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

Interest expense on notes payable for the three months ended March 31, 2011 was $22,216. There was no interest expense for the three months ended March 31, 2012.

6. Stockholders’ Equity (Deficit)

(a) Common Stock

The Company was party to a number of agreements that provided for dilution protection to certain investors.  In connection with the Reverse Merger and closing of the Private Placement, the Company issued approximately 2.0 million shares of common stock to a founder and shareholder of the Company as a result of such anti-dilution protection.  During 2007, the Company recorded a charge of $1.6 million to research and development expenses related to the issuance of such shares of common stock, which represents the fair value of these shares.  As of March 31, 2012, none of the Company’s existing agreements contain dilution protection provisions.

(b) Warrants

As of March 31, 2012, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration
25,817	$0.75	September – December 2012
3,574,906	$0.97	April 2012
3,600,723

During the three months ended March 31, 2012, warrants to purchase 27,222 shares of Common Stock at an exercise price of $0.75 per share expired and were not exercised. Subsequent to March 31, 2012, warrants to purchase 3,574,906 shares of Common Stock at an exercise price of $0.97 per share expired and were not exercised.

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

The following is a summary of stock option activity under the Plan during the three months ended March 31, 2012:

			Weighted-
		Weighted-	average
	Number of	average	contractual	Intrinsic
	shares	exercise price	term	Value
Outstanding at December 31, 2011	6,969,531	$0.46
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(193,750)	0.11
Outstanding March 31, 2012	6,775,781	$0.46	4.41 years	$—

All options granted to date have exercise prices equal to the fair value of the underlying common stock on the date of grant. Prior to the effectiveness of the registration statement on Form S-1, which occurred on July 20, 2007, all options were granted with an exercise price equal to the estimated fair value of the underlying common stock as determined by the board of directors. Subsequent to that date, all options have been granted with an exercise price equal to the most recent trading price of the Company’s common stock on the date of grant. The Company received proceeds of $6,583 for option exercises during the three months ended March 31, 2011. There were no option exercises during the three months ended March 31, 2012. As of March 31, 2012, there were 9,725,482 shares of common stock available for grant under the 2007 Plan.

The Company recognized $118,344 and $9,770 of stock-based compensation expense related to stock options for the three months ended March 31, 2011 and 2012, respectively. As of March 31, 2012, there was $8,844 of unrecognized compensation expense related to unvested stock options granted to employees and directors, which is expected to be recognized over a weighted average period of 2.4 years.

Subsequent to March 31, 2012, options to purchase 4,759,548 shares of Common Stock at a weighted average exercise price of $0.54 per share expired and were not exercised.

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

7. License and Commercialization Agreement

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

8. Income Taxes

During the three months ended March 31, 2011, and the Company sold $5,268,454 of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $410,726 recorded in the Company’s Statement of Operations.

The Company applies the provisions of FASB Accounting Standards Codification 740-10 “Accounting for Uncertainty in Income Taxes” (ASC 740-10), which clarifies the accounting and disclosure for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. ASC 740-10 also provides guidance on the recognition and classification of interest and penalties in an entity’s financial statements. The Company’s policy is to recognize potential accrued interest and penalties related to income tax matters in income tax expense. As of March 31, 2012, the Company determined that it had no liability for uncertain income tax matters as prescribed by ASC 740-10. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization.

9. Lease Settlement Charge

On November 28, 2005, the Company entered into a lease agreement (the “Lease”) with BMR-7 Graphics Drive LLC (the “Landlord”), which was amended by the First Amendment to the Lease, dated as of October 25, 2006, and that certain Acknowledgement of Term Commencement Date and Term Expiration Date, dated as of May 7, 2007.  On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the Lease as of April 30, 2011.  As a result, the Company was in default on the Lease.  Additionally, on May 10, 2011, the Company received notice from the Landlord that the Company was in violation of the Lease for failure to pay rent as required under the Lease.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the Lease and future payments due for the remainder of the Term (as defined in the Lease) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  As a result, the Company recorded a lease settlement charge of $425,000 which was included in general and administrative expenses on the Company’s Statements of Operations during the year ended December 31, 2011. Additionally, the Company had recorded a security deposit of $250,000 and a deferred rent liability of $76,000 that was recorded in other assets and accrued expenses, respectively, at the time that the Company no longer occupied the leased facility. Due to management’s estimate of the recoverability of those amounts, the amounts were written off during the year ended December 31, 2011, and the difference of $174,000 was included in general and administrative expenses on the Company’s Statements of Operations during the year ended December 31, 2011. In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement. Further, as discussed below, in October 2011 the Company paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc.  In December 2011, the Company paid the remaining $372,500 of the Payoff Amount which was received in connection with the achievement of the supply milestone in accordance with the License and Commercialization Agreement entered into with IFF. As a result, the Company has no further obligations to the Landlord under the Lease or the Settlement Agreement.

10. Other Income

The following items are included in Other income on the Company’s Statements of Operations for the three months ended March 31, 2012:

Gain on settlement of accounts payable	$4,362
$4,362

During the year ended December 31, 2011, the Company sold a portion of its property and equipment through an auction process and received net cash proceeds of $347,575.  As a result of this transaction, the Company recorded a gain on sale of property and equipment of $174,581 which was included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011. In addition, during the year ended December 31, 2011, the Company sold certain property and equipment to an unrelated third party and received cash proceeds of $1,638. As a result of this transaction, the Company recorded a loss on sale of property and equipment of $4,366, which was included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.

During 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Opertech Bio, Inc. (the “Purchaser”).  Pursuant to the Agreement, and subject to the terms and conditions contained therein, the Company sold certain operating assets (including certain property and equipment) and transferred certain liabilities and obligations to the Purchaser which related to the Company’s taste modulator technology, including its Microtiter Operant Gustometer (“MOG”) technology.  As consideration for the sale of the assets under the Agreement, the Company received cash proceeds of $27,500.  As a result of this transaction, the Company recorded a gain on sale of property and equipment of $4,472 which was included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.  In addition, during 2011, the Company received a payment of $50,000 in connection with a research and development agreement relating to the Company’s taste modulator technology.  Based on the terms of the Agreement, the corresponding research and development agreement and all related rights and work in process associated with the research and development agreement was transferred to the Purchaser, with the exception of the $50,000 payment received by the Company.  As the Company had no future continuing involvement with the research program and did not perform any research activities in connection with the research and development agreement, the $50,000 payment was included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.

As noted above, during 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement entered into between Redpoint and a finance company (see Note 5).  Accordingly, $84,583 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to $634,788 as of May 10, 2011.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept $42,639 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company were deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment were deemed released and terminated.  In addition, there was a balance of $14,409 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of $577,740 which was included in Other income in the Company’s Statements of Operations year ended December 31, 2011.

During 2011, the Company entered into a series of agreements with several of the Company’s largest creditors.  The creditors agreed to accept an aggregate amount of $94,242 in full and complete satisfaction of $889,875 of outstanding balances owed to such creditors.  As a result of these agreements, the Company recorded a gain of $795,633 which was included in Other income in the Company’s Statements of Operations for the year ended December 31, 2011.  During the three months ended March 31, 2012, the Company entered into an agreement with a creditor. The creditor agreed to accept $1,090 in full and complete satisfaction of the outstanding balance of $5,452 owed to such creditor. As a result of this agreement, the Company recorded a gain of $4,362, which was included in Other income in the Company’s Statements of Operations for the three months ended March 31, 2012.

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

Overview

Redpoint is a development stage company following a strategy focused on preserving the value of the License and Commercialization Agreement it entered into with International Flavors and Fragrances, Inc., or IFF, a global leader in the food and beverage industry.  As part of this strategy, the Company continues its efforts to reduce its liabilities and sell its remaining assets. These remaining assets are primarily comprised of intellectual property, compounds and other research tools associated with the TRPm5 discovery program for pharmaceutical products which the Company terminated in March of 2011 due to scientific reasons and financial constraints. The Company had previously terminated its program for TRPm5 taste modulators. Given its lack of resources, the Company is not currently performing any research and development activities.

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

Since its inception in 1995, the Company has incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2012. As of March 31, 2012, the Company had an accumulated deficit of $57.3 million and anticipates incurring additional losses for the foreseeable future. Through March 31, 2012, substantially all of the Company’s cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. The Company expects that substantially all of its cash-flow for the foreseeable future will come from its license and commercialization agreement with IFF. However, there can be no assurance that the Company will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements. Redpoint had approximately $68,000 of cash at March 31, 2012.

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

As of the date of this filing, the Company had approximately $38,000 of cash. The Company believes that its current capital resources are only sufficient to meet its operating and capital requirements through June 2012, which raises substantial doubt about its ability to continue as a going concern.  The Company is continuing its efforts to reduce its liabilities and sell its remaining assets and is seeking debt or equity financings to enhance the Company’s liquidity position. The Company’s remaining assets are primarily comprised of intellectual property, compounds and other research tools associated with the TRPm5 discovery program for pharmaceutical products which the Company terminated in March of 2011 due to scientific reasons and financial constraints. The Company had previously terminated its program for TRPm5 taste modulators.

For the Company to fund its operations, we must receive significant royalties from our license and commercialization agreement with IFF or additional equity and/or debt financing will be required before June 2012. There is no assurance that significant royalties will be received or such financing will be available to the Company as needed, and as a result, it will need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business.  If the Company is unable to obtain additional capital on acceptable terms when needed, it will be unable to satisfy its existing obligations and may be required to take actions that harm its business and its ability to achieve positive operating cash flow in the future, including the surrender of its rights to the IFF license and commercialization agreement.

Effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive officers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company reduced the amounts that would have otherwise been owed to each executive officer by $141,000. In addition, on September 27, 2011, the Company mutually agreed with F. Raymond Salemme, PhD. (“Dr. Salemme”), the Company’s President and Chief Executive Officer, that Dr. Salemme shall resign as the Company’s President and Chief Executive Officer effective as of that date. Beginning September 1, 2011, the Company is paying its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903. As of March 31, 2012, the Company had one remaining employee, its Interim President and Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis.

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

In March 2007, we entered into an agreement with Givaudan Schweiz AG (Givaudan), a Swiss company, where we were collaborating exclusively with each other to discover and develop Enhancer Compounds and Bitter Blocker Compounds that act primarily through the modulation of the TRPm5 channel. The agreement with Givaudan was terminated by Givaudan on May 1, 2009. Also, in December 2007, we entered into a one year research agreement with The Coca-Cola Company (Coca-Cola) for the development of certain technology for use in soft drinks and other non-alcoholic beverages. The agreement with Coca-Cola expired by its terms in December 2008.

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

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Research and Grant Revenue.  For the three months ended March 31, 2012 and 2011 we did not record any revenue. As of March 31, 2012, the Company does not have any current sources of revenue other than the potential cash-flow from its license and commercialization agreement with IFF.

Research and Development Expenses.  Our research and development expenses were $0.6 million for the three months ended March 31, 2011. These costs were primarily attributable to laboratory supplies and services provided by contract research organizations, as well as internal costs comprised of salaries and related benefits, facilities, depreciation on laboratory equipment and research supplies. As of March 31, 2012, the Company is no longer performing any research activities.

General and Administrative Expenses.  Our general and administrative expenses were $0.1 million for the three months March 31, 2012 compared to $0.6 million for the three months ended March 31, 2011.   The decrease in expense was primarily attributable to reductions in salary expense and related benefits and reductions in professional fees.

Interest Expense.  Interest expense for the three months ended March 31, 2011 was less than $0.1 million.  On May 11, 2011, the Company entered into a Discounted Payoff Agreement with a finance company which terminated the Company’s Loan and Security Agreement.  As such, there was no interest expense during the three months ended March 31, 2012.

Income Tax Benefit.  During the three months ended March 31, 2011, the Company sold $5,268,454 of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $410,726 recorded in the Company’s Statement of Operations.

Liquidity and Capital Resources

Since inception in 1995, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2012. As of March 31, 2012, we had an accumulated deficit of $57.3 million and we anticipate incurring additional losses for the foreseeable future. Through March 31, 2012, substantially all of our cash-flow has been derived from corporate collaborations, license agreements, government grants and equity financings. We expect that substantially all of our cash-flow for the foreseeable future will come from our license and commercialization agreement with IFF. However, there can be no assurance that we will receive any cash-flow from IFF or enter into any future corporate collaborations, equity financings or license agreements. We had approximately $68,000 of cash at March 31, 2012.

Since inception, we have used $43.6 million of cash to fund our operating activities and $3.4 million for capital expenditures. Through March 31, 2012, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $45.8 million, cash received from corporate collaborations totaling $11.4 million, government grants totaling $2.0 million, and capital equipment and working capital financing totaling $3.6 million.

We believe that our current capital resources are only sufficient to meet our operating and capital requirements through June 2012, which raises substantial doubt about our ability to continue as a going concern. We are continuing our efforts to reduce our liabilities and sell our remaining assets and are seeking debt or equity financings to enhance our liquidity position.  For the Company to fund its operations, significant royalties from our license and commercialization agreement with IFF or additional equity and/or debt financing will be required before June 2012. There is no assurance that significant royalties will be received or such financing will be available to the Company as needed, and as a result, we will need to pursue other strategic alternatives.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business.  If we are unable to obtain additional capital on acceptable terms when needed, we will be unable to satisfy our existing obligations and may be required to take actions that harm our business including possibly the surrender of our rights to the IFF license and commercialization agreement.

In connection with our strategy of reducing liabilities and selling our remaining assets, in April 2011, we sold a portion of our property and equipment through an auction process and received cash proceeds of approximately $0.3 million.  In order to conserve cash, effective March 1, 2011 through June 30, 2011, each of the Company’s executive officers agreed to indefinitely defer one-third of the cash portions of their salaries, at least until the Company has raised additional capital or the compensation committee of the board of directors determines otherwise.  Effective July 1, 2011 through August 31, 2011, this salary deferral was increased to 90% of the salaries of those executive officers. On September 27, 2011, the Company reduced the outstanding amounts owed to the Company’s executive officers in connection with the deferral of their salaries to 10% of the balance owed to them as of August 31, 2011, or $15,730.  As a result, the Company reduced the amounts that would have otherwise been owed to each executive officer by $141,000. In addition, on September 27, 2011, the Company mutually agreed with its President and Chief Executive Officer that this individual shall resign as the Company’s President and Chief Executive Officer effective as of that date. Beginning September 1, 2011, the Company is paying its Chief Financial Officer, working 50% of the time for the Company, at a revised annual salary of $125,903. As of March 31, 2012, we had one remaining employee, our Interim President and Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis.

In September 2008, we entered into a Loan and Security Agreement with CIT Healthcare LLC that provided for borrowings of up to $2.0 million for the purchase of certain equipment, a portion of the proceeds which could have been used for general corporate working capital purposes. During 2008, we borrowed approximately $1.6 million pursuant to the Loan and Security Agreement, of which approximately $1.0 million was for equipment previously purchased and approximately $0.6 million was for general working capital.  During the year ended December 31, 2011, certain scheduled repayments of amounts outstanding under the Loan and Security Agreement were not made.  Based on the terms of the Loan and Security Agreement, this was considered an Event of Default (as defined in the Loan and Security Agreement) and the finance company had the option to declare all amounts outstanding immediately due and payable.  In April 2011, the Company sold a portion of its property and equipment through an auction process.  Certain of the items sold were used for collateral for the Loan and Security Agreement.  Accordingly, approximately $85,000 of the net proceeds from the auction was remitted directly to the finance company to reduce the outstanding indebtedness plus accrued interest under the Loan and Security Agreement to approximately $635,000 as of May 10, 2011.  Further, on May 11, 2011, the Company entered into a Discounted Payoff Agreement with the finance company, whereby the finance company agreed to accept approximately $43,000 in full satisfaction of the total outstanding indebtedness plus accrued interest under the Loan and Security Agreement.  Upon receipt of such amount by the finance company, the Loan and Security Agreement automatically terminated, and all liabilities, obligations and indebtedness of the Company to the finance company were deemed satisfied in full and all liens and security interests of the finance company in any of the Company’s property and equipment were deemed released and terminated.  In addition, there was a balance of $14,000 of deferred financing costs related to the Loan and Security Agreement at May 11, 2011, which was written off in connection with the Discounted Payoff Agreement.  As a result of the above transaction, the Company recorded a gain on debt extinguishment of approximately $578,000 which was included in Other income in the Company’s Statements of Operations for year ended December 31, 2011.

On April 30, 2011, the Company moved out of its leased facility in New Jersey and no longer occupied the facility as of that date.  The Company ceased to make rent payments under the lease agreement as of April 30, 2011.  As a result, the Company was in default on its facility lease agreement.  Additionally, on May 10, 2011, the Company received notice from BMR-7 Graphics Drive LLC (the “Landlord”) that the Company was in violation of its facility lease for failure to pay rent as required under the lease.  On June 30, 2011, the Landlord filed suit in the Superior Court of New Jersey, Special Civil Part, Landlord Tenant section against the Company, alleging breach of a lease and seeking damages pursuant to that alleged breach.  The case has been marked as settled with a Consent Order dismissing the case to be submitted as part of the settlement.  On September 13, 2011, the Company entered into a Forbearance and Settlement Agreement with the Landlord (the “Settlement Agreement”), whereby the Landlord agreed to forbear temporarily from enforcing its rights to collect all payments currently due under the lease agreement and future payments due for the remainder of the Term (as defined in the lease agreement) (approximately $5,156,000 in the aggregate) during the period commencing on the Execution Date (as defined in the Settlement Agreement) and continuing through February 15, 2012 (the “Forbearance Period”) in consideration of the commitment to pay an aggregate of $425,000 (the “Payoff Amount”) prior to February 15, 2012.  As a result, the Company recorded a lease settlement charge of $425,000 which was included in general and administrative expenses on the Company’s Statements of Operations during the year ended December 31, 2011.  Additionally, the Company had recorded a security deposit of $250,000 and a deferred rent liability of $76,000 that was recorded in other assets and accrued expenses, respectively, at the time that the Company no longer occupied the leased facility.  Due to management’s estimate of the recoverability of those amounts, the amounts were written off during the year ended December 31, 2011, and the difference of $174,000 was included in general and administrative expenses on the Company’s Statements of Operations during the year December 31, 2011.  In September 2011, the Company paid $25,000 of the Payoff Amount in connection with the terms of the Settlement Agreement.  Further, in October 2011, the Company paid an additional $27,500 of the Payoff Amount which was received in connection with an Asset Purchase Agreement entered into with Opertech Bio, Inc.  In December 2011, the Company paid the remaining $372,500 of the Payoff Amount which was received in connection with the achievement of the supply milestone in accordance with the License and Commercialization Agreement entered into with IFF. As a result, the Company has no further obligations to the Landlord under the lease agreement or the Settlement Agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.  During the three months ended March 31, 2012, there have been no material changes in our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our carrying values of cash, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies.

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  We have no material currency exchange risk exposure as of March 31, 2012.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the three months ended March 31, 2012.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation, our interim chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, is made known to our interim chief executive officer and chief financial officer by others as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the date of this filing, we had one remaining employee, our Interim Chief Executive Officer and Chief Financial Officer, now employed on a part-time basis. Our limited resources could potentially impact our disclosure controls and procedures in the future which could have a material effect on our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of the Company’s business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties. As of the date of this Quarterly Report on Form 10-Q, Redpoint is not a party to any material pending legal proceeding.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2011. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Exchange Act, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer).*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDPOINT BIO CORPORATION

May 21, 2012	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Interim President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
(Principal Executive, Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Exchange Act, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Chief Executive officer and Chief Financial Officer).*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer).*

* Filed herewith.

