Form 10-Q/A
period 2012-06-30
Redpoint Bio CORP
filed 2012-09-10
CIK 1328003

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

The number of shares of the registrant’s common stock outstanding as of September 7, 2012 was 79,914,789.

REDPOINT BIO CORPORATION

		Page

ITEM 6	EXHIBITS	1

SIGNATURES		2

i

EXPLANATORY NOTE

Redpoint Bio Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Form 10-Q”) as an exhibit only filing in order to comply with certain XBRL filing requirements in accordance with Rule 405 of Regulation S-T. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to amend the Exhibit Index included in the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.

10.1	Exchange Transaction Agreement, by and between the Company and Celator Pharmaceuticals, Inc., dated June 14, 2012 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 20, 2012).

10.2	Termination Agreement, by and between the Company and Celator Pharmaceuticals, Inc., dated July 10, 2012 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 20, 2012).

10.3	Employment Side Letter, by and between the Company and Scott M. Horvitz, dated June 12, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 18, 2012).

10.4	Employment Side Letter, by and between the Company and F. Raymond Salemme, dated June 12, 2012 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 18, 2012).

32.1	Certification of principal executive officer and principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDPOINT BIO CORPORATION

September 10, 2012	By:	/s/ Scott M. Horvitz
Scott M. Horvitz
Interim President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
(Principal Executive, Principal Financial and Principal Accounting Officer)

2

EXHIBIT INDEX

Exhibit No.

10.1	Exchange Transaction Agreement, by and between the Company and Celator Pharmaceuticals, Inc., dated June 14, 2012 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 20, 2012).

10.2	Termination Agreement, by and between the Company and Celator Pharmaceuticals, Inc., dated July 10, 2012 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 20, 2012).

10.3	Employment Side Letter, by and between the Company and Scott M. Horvitz, dated June 12, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 18, 2012).

10.4	Employment Side Letter, by and between the Company and F. Raymond Salemme, dated June 12, 2012 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 18, 2012).

32.1	Certification of principal executive officer and principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

3